Form 10QSB
period 2007-09-30
EMPIRE MINERALS CORP
filed 2007-11-14
CIK 1402747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 2007
OR

☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission file number 000-52696
EMPIRE MINERALS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3091075 (I.R.S. Employer Identification No.)
410 Park Avenue, 15th Floor
New York, New York 10022
(Address of principal executive offices)
(212) 231-8171
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date: 41,246,852.
Transitional Small Business Disclosure Format (Check one): Yes ☑ No ☐

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

SEPTEMBER 30
2007
UNAUDITED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,091,228
Notes receivable	80,000
Prepaid expense	94,521

Total current assets	2,265,749

EQUIPMENT, net	41,467

OTHER ASSETS:
Notes issuance cost	29,916
Long term investment	2,210,855

Total other assets	2,240,771

Total assets	$4,547,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$153,840
Convertible note payable, net of discount $14,970	585,110

Total current liabilities	738,950

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $0.0001 par value; 700,000,000 shares authorized 41,556,696 issued and outstanding as of September 30, 2007	4,156
Escrowed common stock	(267)
Additional paid-in capital	9,755,829
Stock subscription receivable	(1,560)
Deficit accumulated during the development stage	5,954,570
Accumulated other comprehensive income	5,449

Total shareholders’ equity	3,809,037

Total liabilities and shareholders’ equity	$4,547,987

The accompanying notes are an integral part of this statement.

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

			Nine months	From inception	From inception
	Three months ended		ended	(March 1, 2006)	(March 1, 2006)
	September 30,		September 30,	to September 30,	to September 30,
	2007	2006	2007	2006	2007
REVENUE	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—

GROSS PROFIT	—	—	—	—	—

RESEARCH AND DEVELOPMENT COSTS	48,140	155,163	323,875	200,000	722,565
GENERAL AND ADMINISTRATIVE EXPENSES	903,525	386,599	3,448,936	864,312	5,180,502

LOSS FROM OPERATIONS	(951,665)	(541,762)	(3,772,811)	(1,064,312)	(5,903,067)

OTHER EXPENSE	(72,558)	—	(58,087)	—	(51,503)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,024,223)	(541,762)	(3,830,898)	(1,064,312)	(5,954,570)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	(1,024,223)	(541,762)	(3,830,898)	(1,064,312)	(5,954,570)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,687	—	8,100	—	5,449

COMPREHENSIVE LOSS	$(1,021,536)	$(541,762)	$(3,822,798)	$(1,064,312)	$(5,949,121)

LOSS PER SHARE
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.11)	$(0.07)

Basic and diluted weighted average number of common shares	40,029,773	18,168,352	33,478,825	15,979,566

The accompanying notes are an integral part of this statement.

EMPIRE MINERALS CORP. AND SUBSIDIARIES (FORMERLY XACORD CORP.)
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
STATEMENT OF SHAREHOLDERS’ EQUITY

									ACCUMULATED
							ADDITIONAL	STOCK		OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		PAID-IN	SUBSCRIPTION	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	DEFICIT	GAIN (LOSS)	EQUITY
Balance at inception, March 1, 2006	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(6,460)			—
Shares issued March 29, 2006 for $80,500 in services and $4,500 cash, at $0.01 per share			8,500,000	850			84,150	(8,500)			76,500
Stock sold through subscription agreements through September 30, 2006 at $0.50 per share			3,695,000	369			1,847,131				1,847,500
Stock warrants issued to employees							474				474
Stock warrants issued to consultants for advisory services							829				829
Net loss									(1,064,312)		(1,064,312)

Balance as of September 30, 2006 (Unaudited)	—	$—	18,655,000	$1,865	—	$—	$1,938,398	$(14,960)	$(1,064,312)	$—	$860,991

Proceeds on subscription receivable								11,900			11,900

Shares issued
$0.50 per share, for cash			1,810,000	182			904,818				905,000
$0.10 per share, conversion of warrants, for cash			20,000	2			1,998				2,000
Warrants issued for consulting services							196,284				196,284
Foreign currency translation loss										(2,651)	(2,651)
Net loss									(1,059,360)		(1,059,360)

Balance, December 31, 2006	—	$—	20,485,000	$2,049	—	$—	$3,041,498	$(3,060)	$(2,123,672)	$(2,651)	$914,164

Proceeds on subscription receivable								1,500			1,500
Shares assumed pursuant to reverse merger	100	10,000	232,696	23			(145,230)				(135,207)
Repurchase preferred stock	(100)	(10,000)									(10,000)
Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955				45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)				—
$0.013 per share, for conversion of Xacord note			7,925,000	793			105,278				106,071
$0.50 per share, CEO for compensation			1,500,000	150			749,850				750,000
$0.50 per share, for cash			3,264,000	326			1,631,674				1,632,000
$0.50 per share, for consulting services			1,900,000	190			949,810				950,000
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533				666,666
$0.50 per share, for loan issuance cost			200,000	20			99,980				100,000
Warrants issued with convertible note							31,641				31,641
Special warrants issued
Issued for cah							2,080,000				2,080,000
Issued with convertible promissory note							500,000				500,000
Foreign currency translation gain										8,100	8,100
Net loss									(3,830,898)		(3,830,898)

Balance, September 30, 2007 (Unaudited)	—	$—	41,556,696	$4,156	(2,666,667)	$(267)	$9,755,829	$(1,560)	$(5,954,570)	$5,449	$3,809,037

The accompanying notes are an integral part of this statement.

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months	From inception	From inception
	ended	(March 1, 2006)	(March 1, 2006)
	Septermber 30,	to September 30,	to September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,830,898)	$(1,064,312)	$(5,951,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,488	—	7,488
Warrants issued for services	—	1,303	197,587
Amortization of debt discount	16,671	—	93,171
Amortization of loan issuance cost	144,083	—	144,083
Common stock issued for advisory services	1,605,479	76,500	1,605,479
Loss on currency exchange	11,080	—	11,080
Change in operating liabilities:
Accrued liabilities	(35,550)	75,632	153,840

Net cash used in operating activities	(2,081,647)	(910,877)	(3,741,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution	—	(138,000)	—
Equipment Purchases	(4,166)	—	(46,471)
Long term investment	(1,544,189)	—	(1,544,189)
Notes receivable	(80,000)	—	(80,000)

Net cash used in investing activites	(1,628,355)	(138,000)	(1,670,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,632,000	1,847,500	4,396,400
Proceeds from special warrants	2,068,920	—	2,068,920
Proceeds from exercise of warrants	45,000	—	47,000
Payment on note issuance cost	(74,000)		(74,000)
Payment on notes payables	(25,000)	—	(25,000)
Proceeds from notes payable	1,105,000	—	1,105,000
Proceeds from subscription receivable	1,500	—	1,500
Payment repurchase preferred stock	(10,000)	—	(10,000)

Net cash provided by financing activities:	4,743,420	1,847,500	7,509,820

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,933	—	(6,090)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,043,351	798,623	2,091,228

CASH AND CASH EQUIVALENTS, beginning of the period	1,047,877	—	—

CASH AND CASH EQUIVALENTS, end of period	$2,091,228	$798,623	$2,091,228

SUPPLEMENTAL DISCLOSURES:
Interest paid	$66,024	$—	$66,024

Income taxes paid	$—	$—	$—

Conversion of notes and interest for common stock	$106,071	$—	$106,071

Issuance of founders stock for subscription receivable	$—	$14,960	$14,960

Shares issued for exploration and development of investment	$666,666	$—	$666,666

Warrants issued for debt issuance costs	$31,641	$—	$31,641

Net liabitlities assumed in reverse acquisition	$135,207	$—	$135,207

Warrants issued for repayment of notes	$500,000	$—	$500,000

Common stock issued for loan issuance cost	$100,000	$—	$100,000

The accompanying notes are an integral part of this statement.

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
1.	Nature of Business and Significant Accounting Policies
a.	Nature of Business — Empire Minerals Corp. (“Company”) (formerly known as Xacord Corp.) was incorporated January 4, 1996 under the laws of Delaware. The Company is engaged in the exploration of precious and base metals including gold and copper. All potential properties currently under exploration are located in the People’s Republic of China and Panama.

From September 2005 to January 2007, the Company changed its name 3 times to reflect the changing business plans. The original name of the Company was Objectsoft Corporation. In June 2005, the name was changed to Nanergy, Inc. In, June 2006, the name was changed to Xacord Corp and in January 2007, the name was changed to its current name, Empire Minerals Corp.

On February 20, 2007, the Company completed a triangular reverse merger with Empire Minerals Corp., a Nevada Corporation (formerly known as Empire Gold Corp.) (“Subsidiary”) and Xacord Acquisition Sub Corp, then the Company’s subsidiary (“Xacord”). All 26,504,000 shares in the Subsidiary were exchanged one for one for 26,504,000 shares in the Company. Additionally, 5,950,000 warrants in the Subsidiary were exchanged one for one for 5,950,000 warrants in the Company. The Subsidiary was the accounting acquirer and the Company was the legal acquirer. The transaction was accounted for as a reverse merger and recapitalization. As such, the accompanying financial statements reflect the historical operations of the Subsidiary in the capital structure of the Company at the beginning of the first period presented herein.

b.	Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries Empire Minerals Corp., a Nevada corporation (formerly known as Empire Gold Corp.), 50% owned Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Dongxing”), and 70% owned Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) (“Subsidiaries”). All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation. Minority interest has not been presented on the consolidated balance sheet because accumulated losses have exceeded the minority shareholders’ equity. In accordance with APB No. 18, the minority interest has been written down to zero on the accompanying balance sheet.

The Company is currently in an exploration stage, which is characterized by significant expenditures for the examination and development of exploration opportunities by its Subsidiaries. The Subsidiaries’ focus for the foreseeable future will continue to be on securing joint venture agreements within the People’s Republic of China and Panama to begin conducting mining operations.

c.	Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures, such as the fair value of warrants and stock issued for services as well as various

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
accruals, for example, we must calculate the fair value of options granted based on various assumptions. Accordingly, the actual results could differ from those estimates.

d.	Fair value of financial instruments - The Company believes the carrying value of its financial instruments, including convertible notes, approximate fair value due to their short maturities.

e.	Cash and Cash Equivalents — For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with an original maturity of three months or less.

f.	Concentration of risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has limited experience as it is an exploration stage company but does not anticipate incurring any losses related to this credit risk. As of September 30, 2007, the Company had amounts in bank accounts in excess of FDIC insurance of $1,877,963.

The Company has gold mining activities in People’s Repbulic of China (“PRC”). Accordingly, the Company’s mining business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

g.	Net Loss Per Share — In accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share, an basic earnings/loss per common share (EPS) is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS 128, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive. Net loss used in determining basic EPS was $3,830,898, $1,064,312 and $5,954,570 for the nine months ended September 30, 2007, the period from inception (March 1, 2006) through September 30, 2006, and the period from inception (March 1, 2006) through September 30, 2007, respectively. The weighted average number of shares of common stock used in determining basic EPS was 33,478,825 and 15,979,566 for the nine months ended September 30, 2007 and the period from inception (March 1, 2006) through September 30, 2006, respectively.

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
h.	Income Taxes — The Company provides for income taxes under SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax liability or assets is expected to be settled or realized. SFAS 109 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. The provision for federal income tax differs from that computed amount by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

i.	Stock based compensation — For stock, options and warrants issued to service providers, employees and founders, the Company follows SFAS No. 123(R), Share-Based Payment, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires recording the options and warrants at the fair value of the service provided and expensing over the related service period.

j.	Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2006. Management has not determined the effect, if any; the adoption of this statement will have on the financial statements.

In November 2006, Emerging Issues Task Force (“EITF”) issued 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. EITF 96-19 provides a test to determine whether a transaction should be accounted for as an “extinguishment” (with gain or loss recognition) or as a “modification” (with no gain or loss recognition). If the change in the fair value of the embedded conversion option is at least 10 percent of the carrying amount of the original debt instrument immediately prior to the modification or exchange, the transaction should be accounted for as an “extinguishment”. EITF 96-19 also provides that when a convertible debt instrument is modified or exchanged in a transaction that is not accounted for as an extinguishment, an increase in the fair value of the embedded conversion option should be reduce the carrying amount of the debt instrument with a corresponding increase in additional paid-in capital. However, a decrease in the fair value of an embedded conversion option resulting from a modification or an exchange should not be recognized. The Company adopted EITF 96-19.

k.	Equipment — Equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives of five years. Expenditures for maintenance and repairs are charged to operations as incurred. The estimated service lives of equipment and vehicles are as follows:

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Depreciable life
Exploration equipment	5 years
Office equipment	5 years
Vehicles	5 years
l.	Political and economic risks — The Company entered into joint venture contracts to establish businesses in China and Panama. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in these countries.

The Company’s operations in these countries are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

m.	Impairment for long live assets — SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

n.	Foreign currency translation — The reporting currency of the Company is US dollar. Dongxing and Tianjin use their local currency RMB, as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates.

Translation adjustments amounted to $5,449 gain as of September 30, 2007. Asset and liability accounts at September 30, 2007 were translated at 7.50 RMB to $1.00. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts and cash flows for the period ended September 30, 2007, from inception (March 1, 2006) to September 30, 2006, and from inception (March 1, 2006) to September 30, 2007 were 7.65 RMB, 7.99 RMB and 7.81 RMB, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
local currencies using the average translation rate. Because cash flows are also translated at average translation rates for the period, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2007, from inception (March 1, 2006) to September 30, 2006, and from inception (March 1, 2006) to September 30, 2007, total transaction gain (loss) amounted to $11,080, $0, and $11,080 respectively.
2.	Going Concern

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has insufficient sources of cash flows raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to look for financing from various sources, although there are no guarantees that they will be successful in their endeavors. In addition, the Company is in the process of finding more companies in China and Panama to form joint ventures agreements with in order to begin mining operations. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

3.	Note receivable

On August 9, 2007, the Company entered into a loan agreement with Silver Global S.A., a corporation organized and operating under the laws of the Republic of Panama (the “debtor”) for the amount of $80,000, payable on demand. The debtor pays the Company interest on the principal at 5% per annum.

4.	Equipment

Equipment consists of the following:

September 30, 2007
(Unaudited)
Exploration equipment	$16,411
Office equipment	5,445
Vehicles	27,194

Total	49,050
Less: accumulated depreciation	7,583

Equipment, net	$41,467

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense amounted to $7,488, $0 and $7,488 for the nine months ended September 30, 2007, the period from inception (March 1, 2006) through September 30, 2006 and the period from inception (March 1, 2006) through September 30, 2007, respectively. Accumulated depreciation for the equipment amounted to $7,583 as of September 30, 2007.

5.	Long term investment

Cuprum Resources Corp. (“Cuprum”) — In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum entered into an Exploration Development Agreement (“Agreement”). The Agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from the Republic of Panama on a copper prospect located in the Republic of Panama. The Agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each beginning in March 2007, issue Bellhaven shares of the Company’s common stock as valued under an escrow agreement with a total value of $4,000,000 and further investments totaling $15,000,000 to be used in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. Currently, the Company owns less than 20% of Cuprum and therefore, has recorded this investment under the cost method of accounting for investments. At September 30, 2007, the Company made its first cash installment payment of $500,000, invested another $1,044,189 which was used for exploration and development work, issued 1,333,334 shares of common at $0.50 per share or $666,666. Accordingly, the Company recorded $2,210,855 as investments in the accompanying balance sheet which includes the $1,044,189 incurred in exploration and development work. The exploration and development work is made up of the project costs for the period. The project costs include drilling, general geology, camp, mobilization, geophysics, land administration, assays and shipping, helicopter, office and management expenses. The costs have been capitalized by the Company as part of the Company’s acquisition of the 75% stake in Cuprum, as per the Exploration and Development Agreement. Another 2,666,667 shares of common stock has been placed into escrow and is recorded as an offset to equity until such time as the shares are released at which time the Company will reflect an increase to both the investment and equity. Subsequent to September 30, 2007, the Company invested an additional $354,422 to be used in exploration and development work.

Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Zhaoyuan Dongxing”) — The Company entered into a joint venture agreement with Zhaoyuan Dongxing Gold Minerals Co., Ltd. (“Dongxing”) to conduct gold mining activities in the PRC. The agreement calls for a total capital contribution of $500,000 from the Company. Dongxing will contribute various mining licenses and other assets such as instruments and equipment. The Company will receive a 50% equity stake in the joint venture in exchange for its $500,000 contribution. Dongxing will receive the remaining 50% stake in the joint venture in exchange for its contribution of mining licenses and other assets. The amount was due and payable when Dongxing acquired the required business license approvals in the People’s Republic of China. On December 20, 2006, the joint venture company, Zhaoyuan Dongxing was approved by the Chinese government and the business license was granted on December 21, 2006. The Company has contributed the full $500,000 capital contribution as per the joint venture agreement. The

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Company consolidates the financial statements of Zhaoyuan Dongxing into its financial statements because the Company exercises control over the Zhaoyuan Dongxing through its 50% ownership; additionally, the Company has the right to appoint three of the five board of director members and has control over the selection of key management personnel.

Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) — In November 2006, the Company and Tianjin Institute of Geology and Mineral Resources (“TIGMR”) signed a cooperative joint venture agreement to form Tianjin. The purpose of the joint venture is to engage in the exploration and development of gold and other mineral products in the People’s Republic of China. The agreement calls for a $1,000,000 total capital contribution. The Company obtained a 70% equity stake in the joint venture in exchange for $1,000,000. The $1,000,000 contribution is required to be paid in installments after the approval by the Chinese government. The approval and the business license were received on April 12, 2007. The Company’s made the first two installment payments of $200,000 on July 5, 2007 and $300,000 on September 5, 2007, and will make a third installment payment of $500,000 on or before February 28, 2008. TIGMR will contribute mining licenses and mineral data to the joint venture for the remaining 30% interest. As of September 30, 2007, TIGMR has not contributed mining licenses and mineral data to the joint venture. As per Amendment Number 2 entered into by the Company and TIGMR, the transfer of the licenses is required to be made on or before February 28, 2008. The term of the joint venture is 30 years beginning on April 12, 2007, the date the business license was issued. The Company has consolidated the financial statements of the joint venture into the its financial statements as the Company exercise control over the joint venture by its 70% of ownership.

6.	Convertible Note Payable
a.	In February 2001, the Company executed a Promissory Note (“Note”) in the amount of $100,000 to Jay N. Goldberg (“Holder”). The Note accrues 12% interest per annum and in the event of a default begins to accrue interest at 20% annum. The principal plus all accrued and unpaid interest is payable in cash or at the option of the Holder, is convertible into shares of common stock of the Company (“conversion”) on the Maturity Date. The original Maturity Date of the Note was March 16, 2001. The Note also called for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock at $0.25 for a term of 5 years. In May 2001, the Company and the Holder executed an Allonge and Amendment to Promissory Note, amending the Maturity Date to December 31, 2001. In November 2004, the Holder executed an “Assignment and Endorsement of Note” and assigned all of the Holder’s right, title and interest in and to the Note, to Securities Acquisition New York, LLC (“SANY”). From October 2004 to June 2006, SANY converted $32,300 of principal to 323,000,000 pre-split shares of common stock. On October 26, 2006, SANY executed an “Agreement of Assignment of Note” and assigned all of the Holder’s right, title and interest in and to the Note to West Greenwood Foundation (“WGF”). On the date of assignment, the principal balance was $67,700 and the amount of accrued interest was $28,170. For the nine months ended September 30, 2007, the Company recorded interest expense in the amount of $3,385 in the accompanying statement of operations. On April 1, 2007, WGF and various entities and individuals, which simultaneously purchased an interest in the total note from WGF, converted the total balance of $106,071 ($67,700 principle and $38,371 interest) to

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
7,925,000 shares, representing a conversion rate of approximately $0.013 per share, and the Note was canceled. There was no relationship between SANY, WGF and the Company prior to the note assignments.

b.	On June 25, 2007, the Company executed a Convertible Promissory Note (“Note”) in the amount of $300,000. The Note was payable in 90 days, bearing a total of $26,000 interest during the term of the Note. The Company also incurred additional fees associated with the Note in the amount of $34,000 and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 for a two-year term. The Note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration / mining leases in Panama and China. The Holder of the Note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On September 19, 2007, the Company and the Holder executed an Amendment to the Note. Pursuant to the amended agreement, the maturity date was extended to December 15, 2007. In addition, the warrant granted to the holder to purchase 300,000 shares of common stock at $1.00 for a two-year term was canceled and new warrant was granted to the holder to purchase 300,000 shares of common stock at $0.65 for a two-year term.

c.	On June 26, 2007, the Company executed a Convertible Promissory Note (“Note”) in the amount of $300,000. The Company received $150,000 which represents the first half of the proceeds on the same date, and the remaining $150,000 in July, 2007. The Note is payable in 120 days and bears a total of $15,000 interest during the term of the Note. The Company also incurred additional fees associated with the Note in the amount of $15,000 and 100,000 shares of the Company’s common stock. The Note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration / mining leases in Panama and China. The Holder of the Note may at any time convert the principal amount for shares of the Company’s Common Stock at a rate of $1.00 per share. On October 29, 2007, the Company repaid the entire principal in cash to the Note Holder. On October 30, 2007, the Company paid the Note Holder $15,000, which represented the additional fees incurred in connection with the Note.

d.	On July 2, 2007, the Company executed a Convertible Promissory Note (“Note”) in the amount of $500,000. The Note is payable in 90 days and bears a total of $25,000 interest during the term of the Note. The Company also incurred additional fees associated with the Note in the amount of $25,000 and 100,000 shares of the Company’s common stock. The holder of the Note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On July 5, 2007, the Company paid the interest and additional fees and issued 100,000 shares of common stock to the holder pursuant to the Note. On September 19, 2007, the Company repaid the entire principal by issuing 1,000,000 Special Warrants to the Note Holder.
7.	Related Party Transactions
a.	Saddle River Associates — The Company entered into three agreements with Saddle River Associates (SRA), a shareholder in the Company. The first transaction dated March 26,

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
2006 relates to a one year Advisory Agreement in which SRA will provide consulting services related to locating and evaluating financing alternatives, corporate structuring and other business issues for $15,000 per month. The agreement automatically renews annually, unless either party gives 90 days notice to terminate. The Company paid SRA $135,000 for the period from inception (March 1, 2006) through December 31, 2006 and $135,000 for the nine months ended September 30, 2007, under the terms of this agreement.

The second agreement, an Acquisition Services Agreement, dated April 9, 2006 amended December 15, 2006 and June 1, 2007 relates to additional consulting services whereby SRA will identify and introduce prospective merger entities and will assist the Company with the business aspects of the transaction. Pursuant to this agreement, SRA introduced the Company to Xacord; SRA had no relationship to Xacord prior to identifying and introducing them to the Company as a potential merger partner. The Company paid SRA $250,000 upon signing the agreement and a total of $550,000 which represents payment in full for the services as per the agreement. The related expense is included in the accompanying statement of operations. The Company was also required to issue 500,000 warrants when and if the Company obtained at least $3,000,000 in financing and for each $1,000,000 in financing received over $3 million, the Company was to issue an additional 100,000 warrants up to a total of 1,000,000 warrants. The warrants were to have a 5 year life, would vest upon grant and would be exercisable at $0.50 per share. The warrants were canceled pursuant to Amendment Number 2, executed on June 1, 2007.

Additionally, the Company entered into a third agreement with SRA in October 2006. The agreement called for consulting services to the Company on a month to month basis, for $5,000 per month, prior to the merger between the Company and its subsidiary. This agreement was terminated on the date of the merger, February 21, 2007. The accompanying consolidated balance sheet includes the accrued consulting fees to SRA for the period, October 1, 2006 to February 21, 2007 totaling $23,750.

b.	Chief Financial Officer — The Company’s Chief Financial Officer (“CFO”) provided consulting services to the Company prior to the merger to assist in merger preparations at $5,000 per month on a month to month basis beginning in November 2006 through February 21, 2007. As of April 1, 2007, the CFO has resumed providing consulting services to the Company at $6,000 per month on a month to month basis. The services provided include the day to day financial management of the company and any related functions related to the financial operations of the Company.

On June 18, 2007, the Company and the CFO entered into a Stock Repurchase Agreement in which the company repurchased from the CFO, 100 shares of the Company’s outstanding Series I Preferred Stock (“Preferred Shares”) held by the CFO for $10,000.

c.	On July 15, 2007, the Company and Euro Centro Consulting Corp (“Euro”), a shareholder of the Company entered into a consulting agreement. Pursuant to the agreement, the Company received a one-time referral services from Euro in exchange for a cash fee of $50,000 and 100,000 shares of common stock. The shares were valued at

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
$0.50 per share, for a total amount of $50,000, which was expensed as of September 30, 2007.
8.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2007, the Company has 41,556,696 of Common Stock outstanding, including 2,666,667 shares held in escrow.
a.	Effective August 11, 2006, the Company amended the Articles of Incorporation as follows: Each twenty (20) shares of Common Stock then issued was automatically combined into one share of Common Stock of the Company (“20-1 reverse split”). No fractional shares or scrip representing fractions of a share were issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive was rounded up to the nearest whole share. As a result of the 20 to 1 reverse split, the issued number of shares of Common Stock was reduced by 88,377,055, from 93,028,479 shares of Common Stock issued prior to the 20-1 reverse split to 4,651,424 shares of Common Stock issued subsequent to the 20-1 reverse split. The rounding of fractional shares to the nearest whole share resulted in an additional 661 shares being issued to stockholders who would have been entitled to receive a fraction of a share. The total number of shares of Common Stock issued after the issuance of the rounding of fractional shares was 4,652,085.

b.	Effective January 22, 2007, the Company amended the Articles of Incorporation as follows: Each twenty (20) shares of Common Stock then issued was automatically combined into one share of Common Stock of the Company (“20-1 reverse split”). No fractional shares or scrip representing fractions of a share were issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive was rounded up to the nearest whole share. As a result of the 20 to 1 reverse split, the issued number of shares of Common Stock was reduced by 4,419,481, from 4,652,085 to 232,604 shares of Common Stock. The rounding of fractional shares to the nearest whole share resulted in an additional 248 shares being issued to stockholders who would have been entitled to receive a fraction of a share. The total number of shares of Common Stock issued after the issuance of the rounding of fractional shares was 232,852.

c.	On February 20, 2007, the Company issued 26,504,000 shares of its common stock for 26,504,000 shares of common stock, representing all of the outstanding stock of its subsidiary pursuant to the triangular merger accounted for as a reverse merger and recapitalization. Additionally, all warrants issued by the subsidiary and outstanding at the date of the mere were exchanged for warrants in the Company. Prior to the merger, the Subsidiary had entered into several agreements which accounted for the shares of common stock outstanding:
(1)	Upon the formation of the Subsidiary, the founding shareholders received 6,460,000 shares of common stock for $6,460. As of September 30, 2007, the Company received $4,900 as payment for the shares. Therefore, the Company recorded

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
subscription receivable for the amount of $1,560 at September 30, 2007 for the remaining balance.

(2)	On March 29, 2006, the Subsidiary issued managements and key consultants 8,500,000 shares for services valued at $76,500 and cash $8,500, totaling $0.01 per share. As of March 31, 2007, the Subsidiary received $8,500 in cash for payment. The Subsidiary recorded $76,500 of consulting expense during the year ended December 31, 2006. Additionally, the Subsidiary issued warrants to purchase up to a total of 5,970,000 to management and consultants. The warrants were vested upon grant, have a 3 year life, and are exercisable at $0.10 per share. Warrants to purchase up to 3,500,000 shares of common stock issued to management contained a cashless exercise provision. The eight warrants were valued at $197,587 using the Black-Scholes Option Pricing Model, using a volatility rate of 62% based on the volatility of a publicly traded exploration stage company in a similar stage of development, and a risk free rate of 4.79%. The Subsidiary recognized $197,587 of compensation expense during the year ending December 31, 2006. At September 30, 2007, four warrants with options to purchase a total of 470,000 were exercised for cash. The Subsidiary received $47,000 in cash for the exercise of the four warrants. Two warrants with options to purchase a total of up to 2,000,000 were exercised utilizing the cashless exercise provision. A total of 1,600,000 shares of common stock were issued to management in the transaction. Two warrants to purchase a total of up to 3,500,000 shares of common stock, were canceled pursuant to an Agreement for Cancellation of Warrants entered into by and between the parties. As of September 30, 2007, 300,000 warrants to purchase shares of common stock remained outstanding.

(3)	During the period from April 2006 through February 19, 2007, the Subsidiary sold 7,499,000 shares of common stock at a price of $0.50 per share for cash totaling $3,749,500.

(4)	During the period from January 2007 to February 2007, the Subsidiary issued 475,000 shares of its common stock to various individuals and entities in exchange for consulting services to the Subsidiary. The Company recorded consulting expenses in the amount of $237,500 in the accompanying statement of operations.

(5)	On February 19, 2007, the Subsidiary issued to its President and Chief Executive Officer, 1,500,000 shares of common stock as a bonus for his services to the Subsidiary and as incentive compensation for future services. The Company recorded consulting expenses in the amount of $750,000 in the accompanying statement of operations.
d.	On March 1, 2007, the Company issued 1,000,000 shares of its common stock to Silver Global, SA, a Panamanian corporation (“Silver”) pursuant to an agreement between the parties. The agreement provides that Silver will perform consulting services for the Company related to the identification, location, definition of mineral business opportunities in Panama and introductions to persons or entities holding potential acquisition properties involving Panama Mineral Concessions and related services. The

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Company recorded $500,000 in consulting fees in the accompanying statement of operations.

e.	On March 9, 2007, the Company issued 4,000,000 shares of Common Stock to Bellhaven Gold & Copper, Inc. (“Bellhaven”) as part of an Exploration Development Agreement entered into by and between the Company, Bellhaven and its wholly owned subsidiary, Cuprum Resources Corp (“Cuprum”) (“agreement”). The agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from the Republic of Panama on a copper prospect located in the Republic of Panama. The agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each, issue Bellhaven shares of the Company’s common stock as valued under an escrow agreement with a total value of $4,000,000 and expend $15,000,000 in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. As per the agreement, the Company has delivered a certificate in the amount of 1,333,334 shares of common stock to Bellhaven and deposited 2,666,667 shares of its common stock into escrow. The Company has recorded $666,666 as investment on the accompanying balance sheet.

f.	On April 1, 2007, the Company issued 7,925,000 shares of Common Stock to West Greenwood Foundation (“WGF”) and various entities and individuals (“designees”), pursuant to the conversion of the Convertible Promissory Note executed by the Company in February 2001 (“Note”). On the date of the conversion of the Note, the balance of the Note was $67,700 and $38,371 of principal and interest, respectively. In a simultaneous transaction, the designees purchased an interest of the Note from WGF and converted their interest in to shares of Common Stock of the Company based on the rate of conversion previously agreed to between the Company and WGF. The conversion of the total balance of $106,071 to 7,925,000 shares of Common Stock, represented a conversion rate of approximately $0.013 per share. See Note 6a.

g.	On May 4, 2007, the Company completed a Private Placement to sell 4,000,000 shares of Common Stock at a price of $0.50 per share for cash totaling $2,000,000. The transaction was completed in the form of a Restricted Equity Purchase Agreement and called for the Company to deposit the Stock Certificate representing the sold shares with a Custodial Bank selected by the purchaser. The closing date of the transaction was scheduled for 30 days from the date of the deposit of the Stock Certificate with the Custodial Bank. The agreement was initially amended to extend the closing date to August 31, 2007; the Company is formalizing an extension to November 30, 2007. Proceeds from the sale of the shares of Common Stock are due to the Company on the closing date.

h.	On June 18, 2007, the Company and the Chief Financial Officer (“CFO”) entered into a Stock Repurchase Agreement in which the Company repurchased from the CFO, 100 shares of the Company’s outstanding Series I Preferred Stock (“Preferred Shares”) held by the CFO. The Preferred Shares were repurchased by the Company from the CFO for $10,000. The Preferred Shares repurchased represented the total amount of Preferred Stock issued and outstanding. Subsequent to the repurchase of the Preferred Shares, the Company filed a Certificate of Designation with the State of Delaware and canceled the Series I Preferred Stock.

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
i.	On June 26, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6c).

j.	On July 2, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6d).

k.	On July 15, 2007, the Company issued 100,000 shares of common stock to Euro Centro Consulting Corp, a shareholder, as a form of payment for additional fees for consulting service.

l.	On July 31, 2007, the Company completed a Private Placement to sell 1,000,000 shares of Common Stock at a price of $0.50 per share for cash totaling $500,000. The transaction was completed in the form of a Subscription Agreement and called for the Company to issue warrants to purchase 1,000,000 shares of common stock at $1.00 per share for a 2 year term.

m.	On July 15, 2007, the Company and Netzach Group, LLC (“Netzach”) a shareholder of the Company, entered into a consulting agreement. Pursuant to the agreement the Company received referral services from Netzach in exchange for 125,000 shares of common stock. The shares were valued at $0.50 per share, for a total amount of $62,000, which was expensed as of September 30, 2007.

n.	From August 2007 to September 2007, the Company sold a total of 270,000 shares of common stock in the form of Subscription Agreements at $.50 per share. The total proceeds to the Company for the sale of the shares were $135,000.

o.	On September 11, 2007, the Company and Openshore Holdings Limited (“Openshore”) entered into a consulting agreement for one year service term. Pursuant to the agreement, the Company received a one time consulting services from Openshore in exchange for 200,000 shares of common stock. The shares were valued at $0.50 per share, for a total amount of $100,000. For the nine months ended September 30, 2007, $5,479 has been expensed as consulting service fee.
On June 25, 2007, the Company granted a 300,000 warrants to purchase 300,000 shares of the Company’s common stock, as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6b). The warrant has an exercise price of $1.00 per share for a two-year term. The warrant was canceled on September 19, 2007 and a new grant was issued in the form of a warrant to purchase 300,000 shares of common stock at an exercise price of $0.65, was issued to the note holder. The fair values of the warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
2 years	48.69%	—	4.78%	$31,641
From August 2007 to September 2007, the Company received a total of $2,068,920 in cash, netted of $11,080 loss in currency exchange, and the cancellation of a Promissory Note in the amount of $500,000, for the sale of 5,160,000 Special Warrants offered by the Company at a price of $0.50 per Special Warrant. Each Special Warrant is convertible into one share of common stock of the Company and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will entitle the holder to acquire one share of common stock at an exercise price of $0.65 for a two-year term. The Special Warrants Agreement includes an addendum requires the Company (i) to register the shares underlying both the converted shares and the warrants, (ii) to complete a registration statement to be filed within 150 days, and (iii) effective within 210 days. The Agreement imposes cash penalties of 2% per 30 day period for non-compliance. The potential registration penalties should be accounted for in accordance with FSP EITF 00-19-2. That FSP requires that the penalties be accounted for in accordance with FAS 5, that is, they are recognized when they are “probable” and can be “reasonably estimated”, which may be at inception. The Company concluded that the registration penalties are not probable at this time.
The Company had 1,000,000 warrants exercisable at $1.00 and 5,460,000 warrants exercisable at $0.65 outstanding as of September 30, 2007 and the following is a summary of the warrant activities:

			Weighted-
	Number of	Number of	Average	Average
	Warrants	Warrants	Exercise	Remaining
	Outstanding	Exercisable	Price	Contratual Life

Balance at inception, March 1, 2006	—	—	$—	—
Granted	5,970,000	5,970,000	$0.16	3 years
Forfeited	—	—	$—	—
Exercised	(20,000)	(20,000)	$0.10

Balance at December 31, 2006	5,950,000	5,950,000	$0.10	2.75 years
Granted, June 25, 2007	300,000	300,000	$1.00	2 years
Granted, August through September, 2007	5,160,000	5,160,000	$0.50	2 years
Forfeited	(5,500,000)	(5,500,000)	$—	—
Exercised	(450,000)	(450,000)	$0.10

Balance at September 30, 2007	5,460,000	5,460,000	$1.00	1.99 years

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2007 are as follows:

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Total net operating loss as of December 31, 2006	$2,123,672
Effective income tax rate	40%

Total deferred tax assets	849,469
Less: valuation allowance	(849,469)

Total deferred tax assets as of December 31, 2006	$—

Net loss for the nine months ended September 30, 2007	$3,922,599
Effective income tax rate	40%

Total deferred tax assets	1,532,359
Less: valuation allowance	(1,532,359)

Total deferred tax assets as of September 30, 2007	$—

The Company’s deferred tax asset as September 30, 2007 of $1,532,359 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings..
The reconciliation of the effective income tax rate to the federal statutory rate for the period ended September 30, 2007 is as follows:

Federal income tax rate	34%
State tax, net of federal benefit	6%
Increase in valuation allowance	(40)%

Effective income tax rate	—%

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2020 through 2027.
10.	Commitments — The Company and its Subsidiary entered into various agreements during the period beginning March 2006 (Subsidiary’s inception date) and ending September 30, 2007. These include:
a.	Empire (Tianjin) Resources Co., Ltd. — The Company is to pay $500,000 on December 5, 2007 to Tianjin pursuant to the cooperative joint venture agreement. (See Note 5)

b.	Employment Agreements — On April 12, 2006, the Company entered into employment agreements with its Chief Executive Officer and its Vice President of Exploration. The agreements have a term of 2 years and are automatically renewed for 2 year terms unless the Company or the employee gives 90 days prior written notice to terminate the agreement.

c.	Office Lease — The Company is subject to a two year lease agreement dated March 1, 2006 for office space requiring monthly payments of $800. The agreement expires February 2008 and has options for renewal, although the terms of the renewal are subject to negotiations by both parties. Rent expense for the year total $12,485. In March 2007,

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
the Company leased additional space at the same location of its initial office lease. The additional space is leased on a month to month basis at a rate of $495 per month.

d.	Cuprum Resources Corp. — In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum Resources Corp (“Cuprum) entered into an Exploration Development Agreement (“agreement”). The agreement requires the Company over the next three years to issue 4 million shares of stock and cash $17,000,000. At September 30, 2007, the Company was committed to release 2,666,667 shares of its common stock from escrow and $16 million in cash. Subsequent to September 30, 2007, the Company invested an additional $354,422 which was used in exploration and development work.
Commitments are summarized as below:

Period ending September 30,
2008	$3,200,000
2009	7,555,000
2010	6,500,000
2011 and thereafter	—
11.	Subsequent Events
a.	The Company received $25,000 for the sale of 50,000 shares of common stock at $0.50 per share, subsequent to September 30, 2007.

b.	The company received $50,000 for the sale of 100,000 Special Warrants at $0.50 per share, subsequent to September 30, 2007. The terms of the Special Warrants are identical to the Special Warrants sold and disclosed in Note 8q.

c.	On October 26, 2007, the Company repaid the entire balance due on the Convertible Promissory Note issued to Esther and Isaac Weiss, in the amount of $300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
General
     The Company is engaged in the acquisition, exploration, development and operation of mineral and natural resource properties and prospects. The present activities are concentrated on mineral prospects and properties located in the Republic of Panama and in the People’s Republic of China.
     The Company has entered into an agreement with Bellhaven Copper & Gold, Inc., a British corporation and its wholly owned subsidiary, Cuprum Resources, Corp., a Panamanian corporation. Under this agreement, the Company may acquire a majority ownership interest in Cuprum Resources, Corp. Cuprum holds a mineral Concession from the Republic of Panama on a copper prospect located in the Guariviara Area of Panama.
     The Nevada Subsidiary has entered into two joint venture agreements involving mineral properties and/or prospects located within China. These properties are primarily regarded as gold prospects or properties. One of the Chinese joint venture agreements of the Nevada Subsidiary is with Zhaoyuan Dongxing Gold Minerals Co., Ltd, an entity organized under the China Company Law. Under this agreement, the parties have formed Zhaoyuan Empire Gold Corp., Ltd., a Chinese entity in which they each own a 50% interest subject to future adjustment. This jointly held entity holds three mining leases from the Chinese government on gold prospects located in the Shandong Province of China along with certain mining and mill equipment. The other joint venture agreement of the Nevada Subsidiary is with the Tianjin Institute of Geology, a Chinese legal entity. Under this agreement the parties have formed a Chinese limited liability company named Empire (Tianjin) Resources Co., Ltd. This entity was formed to acquire mineral interests in and explore, develop and, if warranted, conduct mining operations on mineral properties located in the Inner Mongolian Autonomous Region of Tianjin Province in the Peoples Republic of China. The Nevada Subsidiary holds a 70% interest in this entity subject to future adjustment to reflect the parties’ respective capital contributions.
     The following chart sets out our present organizational structure:

     The proposed operations of the two Chinese Joint Ventures and the acquisition of the majority interest in the Cuprum Resources, Corp. and operations on the Panamanian prospect will require our expenditure of materially more capital than is presently available to us. Our proposed operations include:
•	Supervising, and if necessary providing or procuring additional financing for, the operations of the two Chinese Joint Ventures;

•	Acquiring the majority interest in the Panamanian corporation holding the mineral concession and providing financing for and supervising its operations;

•	Exploring and evaluating additional mineral and natural resource acquisitions; and

•	Seeking the necessary additional capital to finance activities.
     The following subsections set out information on our history and present and proposed operations and certain of the risk factors associated with us and our securities.
History of the Company
     The Company was formed as a Delaware corporation on January 4, 1996 under the name ObjectSoft Corporation. On May 9, 2005, The Company changed its name to Nanergy, Inc. On June 5, 2006, its name was changed to Xacord Corp. On January 3, 2007, the Company changed it’s name to Empire Minerals Corp.
     We were originally formed in January of 1996 to acquire the business of a predecessor company, Object Soft Corporation, a New Jersey Corporation. This acquisition was completed in the form of a corporate business combination effective January 31, 1996. The acquired business involved the provision of retail Kiosks, which were internet-connected, advertising-interactive Kiosks. The Kiosks were public access terminals that offered terminals that offered information entertainment and the ability to execute financial transactions via a touch screen. This business was unsuccessful and in July of 2001, we filed a Bankruptcy Petition in the Bankruptcy Court for the District of New Jersey. None of our present officers, directors or significant employees were associated with us at the time of or involved in any way in our bankruptcy proceeding. In November of 2004, we exited the Bankruptcy case with no assets, one liability in the form of a convertible promissory note with a principal balance of $100,000.00 and outstanding stock of 195 shares of common stock. We then operated as a shell corporation seeking a new business opportunity either through a corporate business combination or an acquisition of assets.
     In September of 2005, we were a party to a business combination in which we acquired the ownership of a New Jersey corporation holding licenses, patents and developments to certain photovoltaic processes. In this transaction, the Company issued 99,455 shares of our common stock The Company also agreed to issue additional shares of common stock and stock options, if certain economic milestones were met by December 31, 2006. These economic milestones were not met. In 2006, we abandoned our efforts to develop the involved processes.
     During the period from June 17, 2005 to the date of this Form 10-QSB, the Company effected three reverse stock splits of its outstanding common stock by amending its Certificate of Incorporation. On June 17, 2005, each outstanding 100 shares was reversed into one share. On August 11, 2006, each 20 outstanding shares were reversed into one share. On January 22, 2007, each 20 outstanding shares were reversed into one share. In all three reverse splits, all fractional shares due to be issued were rounded up to the next full share. Unless otherwise indicated, all references to a number of shares of the Company’s common stock have been adjusted to give effect to the applicable stock splits.

     On February 20, 2007 we completed a business combination in which we acquired all of the outstanding stock of the Nevada Subsidiary in exchange for shares of our common stock. The combination was structured as a three-party merger in which:
•	The Company acquired all of the outstanding stock of the Nevada Subsidiary;

•	A Nevada corporation named Xacord Acquisitions Sub Corp. formed and wholly owned by the Company to be used as a vehicle for the transaction was merged into the Nevada Subsidiary;

•	The outstanding shares of the common stock of the Nevada Subsidiary as of the Effective Time of the merger were converted into shares of the common stock of the Company on a share for share basis with a total of 26,504,000 shares of the Company’s stock issued in this conversion;

•	The Company assumed four warrants issued by the Nevada Subsidiary to purchase up to a total of 4,500,000 shares of the Company’s Common Stock at $0.10 per share during a three year term. These warrants were held as follows: (i) a warrant for 2,000,000 shares was held by Saddle River Associates, Inc., a financial and business consultant to the Company; (ii) an additional warrant for 500,000 shares was held by Saddle River Associates, Inc.; (iii) a warrant for 1,500,000 shares was held by Pinchas Althaus, President and a director of the Company; and (iv) a warrant for 50,000 shares was held by Chaya Schreiber, a former shareholder of the Nevada Subsidiary. The warrant to purchase 50,000 shares was exercised on March 2, 2007. The remaining three warrants for 4,000,000 were canceled by mutual agreement of the parties on June 1, 2007.

•	The Company assumed a contingent obligation of the Nevada Subsidiary to issue warrants to Saddle River Associates, Inc. to purchase up to 500,000 shares of the Company’s Common Stock at $0.50 per share during a five-year term from issuance, if the Company obtains specified amounts of additional capital; and

•	The Company acquired the rights of the Nevada Subsidiary under a Letter of Intent to enter into the agreements relating to the acquisition of the majority interest in the Panamanian corporation holding the concession to the copper prospect.

•	The management of the parties at the time of the business combination consisted of: (i) Diego Roca was the sole officer and director of the Company and of Xacord Acquisition Sub Corp.; and (ii) Pinchas Althaus, Diego Roca and Bruce Minsky were the officers and directors of the Nevada subsidiary. Messrs. Althaus, Roca and Minsky became the three directors and three of the officers of the Company and the Nevada Subsidiary upon completion of the business combination.

     The following diagrams set forth the organizational status of the Company and the Nevada Subsidiary before and after the completion of their business combination.
Status Before Business Combination:
Actions in Business Combination:

Status After Business Combination:
Present and Proposed Operations
Dongxing Venture
     In 2006, the Nevada Subsidiary entered into a joint venture arrangement with Zhaoyuan Dongxing Gold Minerals Co., Ltd., a Chinese legal entity formed under the laws of the People’s Republic of China (“Dongxing”). The control person of Dongxing was at the formation of the joint venture and now is Quizhi Liu, its Chairman and President, who was and is not affiliated with the Company or the Nevada Subsidiary. Under this arrangement, and after receiving the necessary business license in December of 2006, Dongxing and the Nevada Subsidiary formed a Chinese entity for the venture under the China Company Law. The entity is named Zhaoyuan Empire Gold Co., Ltd. (“Zhaoyuan Co.”). As set out below, the results of the exploration work on the properties of Zhaoyuan Co. were less than anticipated and these properties are not presently considered material by the Nevada Subsidiary. Unless Zhaoyuan Co. acquires other mineral prospects or additional geological work or its present properties produce beneficial results, we do not plan to invest any material amount of additional funds in this venture. Under the present circumstances, it is unlikely we can salvage or recoup any material amount of this investment. The material terms of the arrangements of this joint venture and the material related events to date of this Amendment No. 2 to the Registration Statement are:
•	The formation of Zhaoyuan Co., in which the Nevada Subsidiary and Dongxing each have a 50% equity interest;

•	Dongxing contributed to Zhaoyuan Co. three Mining Licenses granted by the Shandong Land and Resources Administration Bureau on mineral properties located in the Shandong Province of China, along with certain mining equipment and instruments;

•	The Nevada Subsidiary contributed $500,000.00 (USD) to Zhaoyuan Co.;

•	The Nevada Subsidiary has exercised its right to appoint three of the five directors of Zhaoyuan Co. including the Chief Director and to appoint the General Manager and Chief Financial Officer and Dongxing has exercised its right to appoint the other two directors;

•	The joint venture has a term of 15 years commencing in December of 2006;

•	The Nevada Subsidiary has the right and option to contribute an additional $500,000.00 (USD) to the equity capital of Zhaoyuan Co. as the mining activities progress, in which case the Nevada Subsidiary’s equity interest in Zhaoyuan Co. would increase to 70% and Dongxing’s equity interest would decrease to 30%;

•	If the Nevada Subsidiary has invested a total of $1,000,000 in Zhaoyuan Co.and either Dongxing or the Nevada Subsidiary invest any additional capital in Zhaoyuan, the investment would be in the form of non-interest bearing contributed capital which the investing party would have the right to recover from Zhaoyuan Co.’s tax free profit before any sharing of profit would be allocated to the Nevada Subsidiary or Dongxing;

•	The arrangement defines an area of mutual interest including all potential mineral properties in Zhaoyuan City in the Shandong Province other than the three properties contributed to Zhaoyuan Co. by Dongxing and a specific property therein on which an independent third party presently holds an Exploration License; and

•	The Nevada Subsidiary has the final control over the selection of personnel and operations, provided that Dongxing has a preferential right to provide exploration services to Zhaoyuan Co. to the extent it can do so at comparable market rates.
     Following its formation as the joint venture company in December of 2006, Zhaoyuan Co. initiated a program for the renovation, exploration and development of the Dongxing mine. The previous operations on this property involved mining production down to the 150 meter level. Our completed renovation program included:
•	General clean-up of the property, de-watering the mine and installation of underground electric and air systems;

•	Renovation and upgrading of the concentration mill located on the property;

•	Expansion of mine cross drifts at the 150 meter level; and

•	Completion of safety upgrades to the property followed by the acquisition of safety approvals from local authorities.
     Zhaoyuan Co. then conducted an exploration program which included a 1,896.3 meter drill program initiated on May 5, 2007. The program consisted of four holes that were to test the downward potential of gold bearing vein systems observed and previously mined from 0 to 150 meters depth. The target depth of this investigation was between 250m and 500m.
     The drilling was completed on July 1, 2007. A thorough cleanup was done, post drilling, to minimize the environmental footprint. The drill core was logged and some sections were split and analyzed by a local state run laboratory. Anomalous gold, between 0.1 and 0.4 g/t was encountered in several sericitic alteration zones. These results were significantly lower than expected and it was concluded to reevaluate our strategy regarding this property.
     Of the $500,000 invested by the Company, approximately $461,000 was expended in the renovation of the property and exploration program.
     Zhaoyuan Co. is presently exploring the possibility of acquiring additional mineral prospective properties in the area and plans to do additional geological modeling work on the present property. However, unless these efforts are successful, the Company does not plan to invest any material amount of additional funds in this venture, as it will not consider the present property to have material prospects.
     The concentration mill located on the present property has a capacity of 60 tons a day. It consists of a jaw crusher, conveyor systems, a ball mill and a flotation cell system. The mill reduces a gold and silver concentrate. Any concentrate produced would be sent to the refinery located in the area. This refinery presently custom-processes such concentrates and retains the silver recovered from the concentrate as payment for the refining fee. We have renovated the mill facilities and achieved successful concentrate results in test mill runs. However, unless Zhaoyuan Co. can acquire and develop a property with sufficient ore reserves, the mill will have no material value.
Tianjin Empire Venture
     On November 21, 2006, the Nevada Subsidiary entered into a Joint Venture Contract with the Tianjin Institute of Geology, and Mineral Resources, a Chinese legal entity (“Institute”) for the formation and operation of a mining joint venture in the form of a Chinese limited liability company to be named Empire (Tianjin) Resources Co., Ltd. (“Tianjin Empire”). Tianjin Empire is to be formed to conduct mineral exploration, development, and, if warranted, mining operations in the Inner Mongolia Autonomous Region of Tianjin Province in the People’s Republic of China (“Cooperation Area”). As set out below, the Institute has not yet transferred to Tianjin Empire the mineral properties the Institute is to contribute to the capital of Tianjin Empire. Until mineral properties with a valuation satisfactory to us are contributed to Tianjin Empire by the Institute, the properties proposed for transfer are not considered to be material properties by us. The material terms of this contract and the related material events to the date of this Amendment No. 2 to the Registration Statement are:
•	The execution of the contract on November 21, 2006 followed by the application for the required business license for Tianjin Empire for its formation and operation which license was granted in April of 2007;

•	The Institute is to contribute capital to Tianjin Empire in the amount of Renminbi (the main currency used in China) totaling approximately $300,000.00. It is intended that the Institute’s capital contribution will be made in the form of the transfer to Tianjin Empire of mineral resources exploration licenses on properties located in the Cooperation Area. Any properties transferred will be valued for purposes of the Institute’s capital contribution by mutual agreement of the Institute and the Nevada Subsidiary. The Institute is obligated to transfer the properties for its capital contribution to Tianjin Empire. The Institute has not presented its valuation on the prospective properties for contribution purposes. The Institute has not timely presented the mineral properties and their valuations for transfer to Tianjin Empire under the terms of the agreement for this venture. We have agreed with the Institute to extend the deadline for the completion of the property transfers by the Institute for its capital contribution and for the payment by the Nevada Subsidiary of the $500,000.00 balance to February 28, 2008.

•	The Institute will contribute to Tianjin Empire the mineral information and data held by Licenses on properties located in the Cooperation Area along with the mineral data had by it on that region;

•	The Nevada Subsidiary shall contribute a total of $1,000,000.00 (USD) to Tianjin Empire as follows: (i) $200,000.00 paid on July 5, 2007; (ii) $300,000 paid on September 5, 2007; and (iii) $500,000.00 to be paid on or before February 28, 2008;

•	The Nevada Subsidiary shall own 70% of Tianjin Empire and the Institute shall own 30%; subject to adjustment so that the respective ownership interests will be equal to the respective capital contributions of the parties;

•	Any additional increase in the capital of Tianjin Empire shall be under terms decided by its Board of Directors subject to a first right of refusal by the party agreeing to contribute to a proposed capital increase contribution share not made by the non-contributing party and ownership interests of the parties shall be adjusted to reflect the actual ratio of capital contributions of the parties;

•	The Institute shall have a preferential right to provide exploration services to Tianjin Empire at a fair market price;

•	The Nevada Subsidiary and the Institute shall each have a pre-emptive right of first refusal to purchase all or any part of the other’s interest in Tianjin Empire except for transfer of an interest to an affiliate of the transferor;

•	Tianjin Empire shall have a five member Board of Directors with the Nevada Subsidiary having the right to appoint three members, including the Chairman, and the Institute having the right to appoint two members, including the Vice-Chairman, and these appointments have been made;

•	Certain activities of Tianjin Empire’s Board of Directors require unanimous assent of the directors, including: (i) amendment to its Articles of Association; (ii) increase or reduction of its registered capital; (iii) its dissolution; (iv) mortgage or pledge of its assets; or (iv) merger, division or change of form of organization of Tianjin Empire;

•	Subject to approval of the Board of Directors, the Nevada Subsidiary shall nominate Tianjin Empire’s General Manager and Chief Financial Officer and the Institute shall nominate its Deputy General Manager, which nominations have been completed;

•	The contract sets out provisions and guidelines for the operations of Tianjin Empire; and

•	The duration of Tianjin Empire shall be for a term of 30 years from the granting of its original business licenses.
     The Institute (through an affiliate) received its business license on four mineral prospects on April 13 2007. However, the Institute has not completed all the valuations of the properties for purposes of transferring the properties to Tianjin Empire to make its capital contribution. The Institute and the Nevada Subsidiary have agreed to extend the deadline for the property transfers at a valuation mutually agreed upon by the parties to complete the Institute’s capital contribution to February 28, 2008. If the Institute’s capital contribution is not timely made, it is the intention of the Company to terminate its participation in the Tianjin Empire venture.
     Although Tianjin Empire has preliminary plans to develop an exploration program for the properties covered by the business license issued to the Institute, until the properties are transferred to Tianjin Empire, the Company does not consider the properties to be material.
     On March 27, 2006, the Nevada Subsidiary entered into an agreement with Universal Gold Corp., a New York corporation (“Universal”). Universal is controlled by Walter Reissman, its Chief Executive Officer, and there were no preexisting affiliations between him or Universal, with the Company or the Nevada Subsidiary. Universal is engaged in the business of providing facilitating services and information to persons and entities desiring to acquire, explore, develop and operate mineral properties in China.

The agreement with Universal was related to the Tianjin joint venture in that Universal introduced to the Institute and provided information on mineral properties and prospects in the area of interest. Under this agreement, the Nevada Subsidiary purchased from Universal certain business relationships, due diligence, know-how and research and development in process, and all related relevant and technical information whether tangible or intangible, including without limitation any data, designs, calculations, computer source codes (human readable format), specifications, test and installation, instructions, service and maintenance notes, technical, operating and service and maintenance manuals, user documentation, training materials, and other data, information, know-how and all goodwill associated therewith, in each case which are in the possession of, owned by, developed and/or licensed to Universal which relate to, and are necessary or desirable to enhance, develop, manufacture, assemble, service, maintain, install, operate, use or test and/or explore, mine and/or produce precious metals/minerals, not limited to gold, in China. The Nevada Subsidiary paid Universal $350,000.00 under the agreement. The total payment under the agreement of $350,000 was expensed when paid during the year ended December 31, 2006 as research and development expenses and no value was placed on the purchased assets.
Chinese Regulations
     Under the amended “Mineral Resources Law of the PRC”, which became effective as of January 1, 1997, all mineral resources of the PRC are owned by the State. The Ministry of Land and Resources (“MLR”) is responsible for the supervision and administration of the mining and exploration of mineral resources nationwide. The geology and mineral resources departments of the Chinese Government in the respective provinces, autonomous regions and municipalities are responsible for the supervision and administration of the exploration, development and mining of mineral resources within their own jurisdictions. The companies engaged in the mining or exploration of mineral resources must obtain mining and exploration licenses, as the case may be, which are transferable for consideration only in certain circumstances as provided under PRC laws, subject to approval by relevant administrative authorities.
     According to the relevant PRC laws, before the exploration and mining activities relating to mineral resources can commence, the project company must first obtain the exploration license and the mining license, which generally entitles the project company to the exploration and mining rights attached to the relevant mining project. Furthermore, if the mining activities involve gold resources, the Gold Operating Permit must also be obtained.
     Holders of exploration licenses and holders of mining licenses are subject to exploration right usage fees and mining right usage fees, respectively. In accordance with the “Administrative Measures on Registration of Mineral Resources Exploitation”, mining right usage fees are payable on an annual basis. The rate of mining right usage fee is RMB1,000 per sq.km. of mining area p.a. On the other hand, in accordance with the “Administrative Measures on Registration of Tenement of Mineral Resources Exploration and Survey”, exploration right usage fees are calculated according to the size of the exploration area and are payable on an annual basis. The rate of exploration right usage fees for the first year to the third year of exploration is RMB100 per sq.km. of exploration area p.a. From the fourth year of exploration onwards, the rate increases by RMB100 per sq.km of exploration area p.a. However, the annual maximum rate may not exceed RMB500 per sq.km. of exploration area. In addition, according to the amended “Administration Regulation for Collection of Mineral Resource Compensation Fee”), which became effective as of July 3, 1997, holders of mining licenses are subject to mineral resource compensation fees, which accounts for a certain percentage of the sales revenue of such holders. The mineral resource compensation fee is paid on a half-yearly basis.
     An exploration license must be obtained before carrying out exploration activities. In accordance with the “Administrative Measures on Registration of Tenement of Mineral Resources Exploration and Survey”, the applicant must submit the following documents to the MLR or its local branch for the exploration license: (i) an application form for registration and a drawing or map indicating the scope of the blocks for which the applicant is applying; (ii) a copy of the certificate validating the qualification of the exploration unit; (iii) an exploration working plan and an exploration contract or documents evidencing that the exploration unit and project are entrusted by the State; (iv) an implementation proposal for the exploration, and its appendixes thereto; (v) documents of proof showing the source of the funds for the exploration project; and (vi) materials otherwise required by the relevant authority.
After all related documents required by the authority have been provided and submitted, the competent authority shall make a decision within 40 days and notify the applicant of the result. If the application is approved, the applicant must pay the exploration right usage fee before obtaining the exploration license, which is calculated according to the size of the exploration area. The fee is payable on an annual basis.
     The maximum valid period of the initial term of the exploration license is three years. An application must be submitted to the original competent registration authority for renewal of such exploration license at least 30 days prior to the expiration date stipulated thereon. Each renewal of valid term cannot exceed two years. If the holder of an exploration license fails to renew the same, such license is automatically annulled upon expiration.
     During the term of an exploration license, the holder of such exploration license has the privileged priority to obtain mining rights to the mineral resources in the exploration area, provided that the holder of the exploration license meets the qualifying conditions for mining rights owners. The holder of the exploration license has the rights, among others, to: (i) explore without interference within the area under license during the license term, (ii) construct exploration facilities, and (iii) pass through other exploration areas and adjacent ground to access the licensed area.
     The holder of an exploration license is obliged to, among other things: (i) begin exploration within the prescribed term, (ii) explore according to a prescribed exploration work scheme, (iii) comply with Chinese laws and regulations regarding labor safety, water and soil conservation, land reclamation and environmental protection, (iv) make detailed reports to local and other licensing authorities, (v) close and occlude the wells arising from exploration work, (vi) take other measures to protect against safety concerns after the exploration work is completed, and (vii) complete minimum exploration expenditures as required by the Administrative Measures on Registration of Tenement of Mineral Resources Exploration and Survey.
     In accordance with the “Administrative Measures on Registration of Mineral Resources Exploitation”, to apply for the mining license, the applicant must submit the following documents to the MLR or its local branch: (i) an application form for registration and a drawing or map indicating the scope of the mining area; (ii) certificate validating the qualification of the applicant; (iii) a plan for development and utilization of the mineral resources; (iv) approval documents for establishment of the mining company; (v) an environment influence evaluation report for the exploitation of the mineral resources; and (vi) materials otherwise required by the relevant authority.
     After all related documents required by the authority have been provided and submitted, the competent authority shall make a decision within 40 days and notify the applicant of the result. If the application is approved, the applicant must pay the mining right usage fee before obtaining the mining license, which is calculated according to the size of the mining area and must be paid on an annual basis.
     The maximum valid period of the initial term of the mining license is determined according to the construction scale of the mine. For a large size mine, the term may be as long as 30 years, for a middle size mine, 20 years, and for a small size mine, 10 years. An application may be submitted to the original competent registration authority for renewal of such license at least 30 days prior to its expiration date. If the holder of a mining license fails to renew the same, such license is automatically annulled upon expiration.
     The holder of a mining license has the rights, among others, to: (i) conduct mining activities during the term and within the mining area prescribed by the mining license, (ii) sell mineral products (except for mineral products that the State Council has identified for unified purchase by designated units), (iii) construct production and living facilities within the mine area, and (iv) use the land necessary for production and construction, in accordance with applicable laws.
     The holder of a mining license is required to, among other things: (i) conduct mine construction or mining activities within a defined time period, (ii) conduct efficient production, rational mining and comprehensive use of the mineral resources, (iii) pay resources tax and mineral resources compensation (royalties) pursuant to applicable laws, (iv) comply with State laws and regulations regarding labor safety, water and soil conservation, land reclamation and environmental protection, (v) be subject to the supervision and management by the departments in charge of geology and mineral resources, and (vi) complete and present mineral reserves forms and mineral resource development and use statistics reports, in accordance with applicable law.

     The holder of an exploration or mining license may transfer its exploration or mining license to others, subject to the approval of MLR.
     An exploration license may only be transferred if the transferor has: (i) held the exploration license for two years as of the issue date, or discovered minerals in the exploration area, which are able to be explored or mined further, (ii) held a valid and subsisting exploration license, (iii) completed the stipulated minimum exploration expenditures, (iv) paid the user fees and the price for exploration rights pursuant to the relevant regulations, and (v) obtained the necessary approval from the authorized department in charge of the minerals.
     A mining license may only be transferred if the transferor needs to change the ownership of such mining rights because it is: (i) engaging in a merger or split, (ii) entering into equity or cooperative joint ventures with others, (iii) selling its company’s assets, or (iv) engaging in a similar transaction that will result in an alteration of the property ownership of the company.
     Additionally, when state-owned assets or state funds are involved in a transfer of exploration licenses and mining licenses, the related state-owned assets rules and regulations apply and a proper evaluation report must be completed and filed with the MLR.
     Following documents must be submitted to MLR or its local branch to transfer an exploration or mining license: (i) a transfer application form; (ii) transfer agreement signed between the transferor and transferee; (iii) qualification certificates of the transferee; (iv) certificates proving that the transferor has meet the relevant requirements for transferring exploration license or mining license; (v) report regarding the exploration or mining status of the mineral resources; and (vi) materials otherwise required by the relevant authority. Additionally, when state-owned company transfers its mining license, approval document regarding the mining license transfer issued by its governing authorities should also be submitted.
     Speculation in exploration and mining rights is prohibited. The penalties for speculation are that the rights of the speculator may be revoked, illegal income from speculation confiscated and a fine levied.
     According to the “Provisions on the Administration of Gold Operating Permit”, the applicant for mining of gold minerals must submit the following documents to the National Development Reform Commission (“NDRC”): (i) an application form for exploitation of gold minerals; (ii) a formal map indicating the scope of the mining area; (iii) file records or the approval documents regarding the ore reserves report; (iv) an environment influence evaluation report approved by competent environment protection authorities; (v) the contract and the articles of association of the company and the approval for establishment of the company, if the applicant is a company limited by shares; and (vi) the awards rendered by relevant authorities in respect of any boundary dispute concerning the mining area.

     The valid period for a Gold Operating Permit varies from five years to 15 years, depending upon the production size of the mine. An application must be submitted to the NDRC for renewal of the Gold Operating Permit at least 30 days prior to the expiration date stipulated thereon.
     The holder of a Gold Operating Permit is entitled to exploit gold mineral resources in the areas specified in the Gold Operating Permit, subject to obtaining a corresponding mining license
     Our Chinese operations are subject to the laws governing foreign investments in China, laws governing exploration and mining activities and laws on environmental issues, including the following:
•	Foreign Investment in China:
(a)	Catalogue of Industries for Guiding Foreign Investments;

(b)	Company Law;

(c)	Regulation on Company Registration and Administration; and

(d)	Laws of the Fhinese — Foreign Equity Joint Venture and its Implementation Regulations.
•	Exploration/mining activities:
(a)	Mineral Resource Law;

(b)	Procedures for Administration of Registration of Mining of the Mineral Resources;

(c)	Procedures for Administration of Registration of Exploring Area of the Mineral Resources;

(d)	Administration Rules on the Transfer of Exploration Rights and Mining Rights;

(e)	Safety Production Law;

(f)	Regulation of Safety Production License; and

(g)	Implementation Rules for the Safety Production License of Non-coal Mines Enterprise.
•	Environmental Issues:
(a)	Environmental Protection Law;

(b)	Law of the Prevention and Control of Environmental Pollution by Solid Waste;

(c)	Law of the Prevention and Control of Water Pollution;

(d)	Law of Appraising of the Environmental Impacts;

(e)	Administration Regulation for Environmental Protection of Construction Projects;

(f)	Administrative Provisions for Environmental Protection of Construction Projects; and

(g)	Administrative Provisions on the Completion-Based Check and Acceptance of Construction Projects.
Panamian Venture
     On March 6, 2007, the Company entered into an Exploration Development Agreement with Bellhaven Copper & Gold, Inc., a corporation organized in British Columbia, Canada (“Bellhaven”) and Bellhaven’s wholly owned Nevada Subsidiary, Cuprum Resources Corp., a corporation organized in the Republic of Panama (“Cuprum”). Cuprum is the holder of a Mineral Concession from the Republic of Panama on a copper prospect located in the Guariviara area of Panama. This agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum.
     The material terms of this agreement and the material events related to it as of the date of this Registration Statement are:
•	The Company is granted the option to acquire up to 75% of Cuprum outstanding stock;

•	To acquire 65% of Cuprum’s stock the Company must: (i) pay to Cuprum or Bellhaven $2,000,000.00; (ii) issue to Bellhaven shares of the Company common stock as valued under an escrow agreement with a total value of $4,000,000.00; and (iii) expend $15,000.000.00 in exploration and development work on the copper prospect underlying Cuprum’s prospect underlying Cuprum’s Mineral Concession;

•	The first $500,000.00 was paid on March 30, 2007. The 4,000,000 shares of the Company’s common stock were deposited into escrow on May 14, 2007. The remaining $1,500,000.00 is payable by the Company in three $500,000.00 annual installments due on March 6, 2008, 2009 and 2010;

•	The escrow agreement under which the 4,000,000 shares of the Company’s common stock issued to Bellhaven and deposited provides: (i) for the immediate release and delivery to Bellhaven of one-third of the shares (1,333,334); (ii) the release and delivery to Bellhaven of an additional one-third of the shares on each of March 6, 2008 and 2009; (iii) the adjustment of total shares to be issued to Bellhaven by valuing the shares at the price received by the Company for the first $1,000,000 raised by the sale of the Company’s common stock or securities convertible into the common stock sold to non-affiliates of the Company after March 6, 2007, so that, if that price is less than $1.00 the shares to Bellhaven would be increased and if more than $1.00 the total shares to Bellhaven would be decreased; and (iv) the Company has agreed to file a Registration Statement under the U.S. Securities Act of 1933 for the shares of its common stock released to

Bellhaven by November 3, 2007 or to include these shares on a “piggy-back” in any Registration Statement filed prior thereto by the Company During the period from June 25 through July 2, 2007, the Company raised $1,100,000.00 through the sale of notes convertible into shares of its common stock at $1.00 per share, thereby setting the number of shares to be issued to Bellhaven at the total of the 4,000,000 shares already issued and deposited in escrow;

•	The expenditure by the Company of the $15,000,000.00 for exploration and development work shall be made: (i) $2,000,000.00 by March 5, 2008; of which $1,044,189 has been expended by September 17, 2007; (ii) a total of $9,000,000.00 by March 5, 2009; and (iii) a total of $15,000,000.00 by March 5, 2010. The Company may, at its discretion, pay any of the required amounts directly to Cuprum, in lieu of funding exploration or development work;

•	If the Company pays less than all of the $17,000,000 cash payments and funding due under the agreement but at least 50% of it, the Company will earn an interest in the Cuprum shares which will be proportionately reduced from the 65% total;

•	If the Company has earned the full 65% of the Cuprum shares by paying or expending the total $17,000,000.00, it shall have the option to earn an additional 10% of the outstanding stock of Cuprum by completing a Bankable Feasibility Study for the subject property. If this study is not completed, the Company by March 5, 2010, the Company will have to expend an additional $1,000,000.00 for exploration and development work for each successive six month period to keep the agreement in force to enable it to earn the additional 10% interest in Cuprum;

•	When the Company has made all of the required payments the operations of Cuprum will continue under the terms of an operating agreement of the three parties;

•	If the Company introduces a third party mining company, acceptable to Bellhaven and Cuprum, which agrees to complete the Company’s payment and expenditure obligations under the agreement including the one to complete Bankable Feasibility Study, the Company will earn its full 75% interest in Cuprum, Bellhaven’s interest will reduce to 25% and the interests of the Company, Bellhaven in Cuprum will then be proportionately reduced by the amount of the interest acquired by the third party;

•	If the price of copper on the London Metals Exchange falls below $1.25 for 20 consecutive trading days, all activities and funding under the agreement shall be suspended for up to one year or until that price rises above $1.25 for 90 days, whichever occurs first;

•	Cuprum is the designated operator to manage and supervise the exploration and development work under budgets and exploration plans jointly agreed upon prior to any implementation of work on the property and Empire shall have sole final approval of all exploration budgets and spending. Empire shall, at its sole discretion, have the right to terminate Cuprum as operator at any time with or without cause after it has acquired a 50% equity position in the property. Empire shall give Cuprum 30 days notice of its intent to terminate Cuprum as operator; and

•	The interest of all parties to the agreement are subject to a right of refusal by the other parties to any sale or disposal of an interest in the agreement.
     The Cerro Chorcha concession consists of 24,241.91 hectares (ha) in five rectangular blocks and is located in Chiriqui and Bocas Del Toro Provinces of Panama straddling the continental divide about 290 km west of Panama City as shown in the following map.

     The closest city to Cerro Chorcha is David, Panama’s third largest city, which is about 40 km to the southwest of the concession site. Travel from Panama City to David requires approximately six hours by car along a paved two-lane highway. There are a number of daily commercial flights between these two cities.
     To both the north and south of the concession site there are a number of small towns and villages all connected by a system of roads and trails. A north-south paved mad passes within the northwest portion of the Cerro Chorcha concession, however this highway occurs on the opposite side of the Continental divide to the main camp which is accessible only by helicopter or on foot.
     Currently helicopter flights to the main Cerro Chorcha camp and work area arc out of Rambala a small town 31 kilometers north of the camp. There is a dirt road from Rambala to the village of Soloy. A foot trail leads from Soloy to the Cerro Chorcha camp. This route requires one day and a half to traverse by auto and foot.
     Elevations on the property range from about 600 m to 2213 m at the top of Cerro Chorcha and slopes are steep. The higher elevations near the Continental Divide are often cloud covered generated by warm, moist Caribbean air that is lifted daily to cooler heights by air currents. Due to the weather effects, access to the concession site by helicopter is best achieved in the early morning and in the late afternoon.
     The mountain terrain is covered in high altitude rain forest with annual rainfall reported to be up to about six meters. Temperatures in this locality average 20° C to 25° C but during some months temperatures can dip down to 5°C at night. Work on the concession site can be undertaken at any time of the year.
     The main Chorcha exploration camp consists of four large all-weather buildings powered by a diesel generator. Within the region, personnel, supplies, fuel, water and sufficient space for a mining operation are readily available.
     The Cerro Chorcha Mineral Exploration Concession (Contract # 006,2005) at Cerro Chorcha was granted to Cuprum on April 4, 2006. This exploration concession is currently valid and in force.
     The area falls under the local jurisdictions of the District of San Lorenzo in Chiriqui Province and the District of Chirqui Grande in the Province of Betas Del Toro.
     Mineral title to Cerro Chorcha was previously held under Exploration Concession 93-71 (Geo-Minas, S.A.). These concessions expired in 1999 and were officially cancelled by publication in the Official Gazette (No. 25,029) on April 15, 2004. An application for a new concession (CRC-EXPL 2004-05) was accepted on May 17, 2004 in the name of Cuprum.

     Table 1 lists the coordinates of the corner points of the individual five blocks.

Block	Longitude		Latitude		Area (hectares)
1	82°	40"	8°	08.61"	10,302.92
	82°	47"	8°	08.61"
	82°	47"	8°	54.2"
	82°	40"	8°	54.2"
2	82°	47"	8°	03.5"	2,250.95
	82°	03.4"	8°	03.5"
	82°	03A"	8°	37"
	82°	47"	8°	37"
3	82°	03.4"	8°	03.5"	4,705.87
	82°	21.4"	8°	03.5"
	82°	21.4"	8°	54.2"
	82°	03.4"	8°	54.2"
4	82°	47"	8°	54.2"	4,480.77
	82°	21.4"	8°	54.2"
	82°	21.4"	8°	27.7"
	82°	47"	8°	27.7"
5	82°	47”	8°	37”	2,501.40
	82°	0.34”	8°	37”
	82°	0.34”	8°	54.2”
	82°	47”	8°	54.2”
     The owners of the former concession lodged legal complaints objecting to the cancellation of their concession and the re-application by Cuprum. All legal complaints opposing the cancellation of the concession have been rejected by the Supreme Court of Panama The new metallic mineral concession at Cerro Chorcha was granted to Cuprum and published in the Official Gazette (No. 25,517) on April 4, 2006. A metallic mineral exploration concession is valid for four years, with extensions available for another four There are various reporting requirements and a tax on the exploration concessions which begins at US$0.50 per ha the first year and increases to US$1.50 per ha in year five.
     The owner of the exploration mineral concession has an exclusive right to the application of an exploitation concession. The terms under which major projects proceed are negotiated with the government.
     A portion of the Chorcha concession occurs on an autonomous aboriginal land reserve (Comarca) of the Ngobe-Bugle (see figure 2). There are no permanent habitations in the area of concession.
     Cuprum signed an exclusive mineral exploration agreement (the “Agreement”) with the Comarca on July 28, 2004. The Agreement grants Cuprum the exclusive rights to explore for minerals and to negotiate a new agreement with the Comarca for the “next phase of activity” upon completion of the exploration phase. The Agreement is valid until the expiration of the Exploration Concession and strictly follows the Panama Mining Code whereby an exploitation concession is granted once the presence of commercial ore is demonstrated.
     The Agreement (resolution #1 Feb 12, 2006) was signed by the President of the Regional Congress of the NoKribo Region (Mr. Enrique Pineda), the Chief of the NoKribo Region (Mr. Johnny Bonilla), and the president of the Local Congress of the Kanicintti District of the NoKribo Region (Mr. Julian Palacio) and, for Cuprum, the General Manager and Secretary of the Board of Directors (Mr. Alfredo Burgos).
     Among the issues covered by the Agreement are: work progress, budgets and reporting; employment and training; land rentals and leasing; development programs; environment, education and culture; force majeure; settlement of conflicts; notification, continuity and applicable laws.
     A joint committee was created by Cuprum and the peoples of the Comarca. Monthly meetings of the committee are held to review development and to ensure continued mutual support. All work planned by the Company and Cuprum to date been formally reviewed by and the approved by the operating committee.
     The north western portion of the Concession is in the watershed of the Fortuna Hydroelectric Project. Significant development in the hydra-electric reserve area would require approval from Fortuna S.A. (a corporation composed equally of Americas Generation Corp. and the State of Panama) which purchased the publicly owned Institute deRecursos Hidro-electricos y Electrificacion (IE) in 1998.
     The mineralized area, as presently known, is far outside of reserve, in fact it is on the other side of the Continental Divide from the Fortuna Project and therefore does not affect the catchment area.
     Exploration work can be performed within the boundaries of the hyrdo-electric reserve, as long as we present the plan and procedures that adhere to the respective regulations they will not affect the watershed.
     A portion of the Palo Seco Reserve Forestal (Forestry Reserve) enters the concession from the north and extends to within about one kilometer north of the main mineralized zone, although legal survey of this has not yet been done
     ANAM (Autoridad Nacional del Ambiente), Panama’s environmental agency, is responsible for the administration of the forest reserve.
     The Palo Seco Reserve, Forestal is divided into various sub-zones, each of which has a different level of protection. The current management plan does not specifically address mineral exploration and development, however the portion of the Palo Seco Forest Reserve nearest the Chorcha Project is assigned to a highly protected status with entry permitted only for scientific research. In the past exploration has been permitted within the limits of forest reserves, however damages must be mitigated.
     Prior exploration work on Cerro Chorcha has not resulted in anything that could be considered to be an environmental liability.

     Most of Panama consists of island arc assemblages of Cretaceous to Recent age which have resulted from the subduction of the Cocos tectonic plate underneath the Caribbean plate.
     In western Panama, where Cerro Chorcha is located, Miocene andesitic to basaltic flows and volcaniclastic rocks of the Caflazas Group have been intruded by Pliocene to Miocene granodiorite and monzonitic rocks of the Tabasara.
     The Porphyry copper deposits in Panama are associated with calc-alkaline intrusives. Panama hosts two ‘world class’ mineralized systems at Cerro Colorado and at Petal:pine., each containing in excess of one billion tonnes of mineralized rock.
     At Cerro Chorcha the main area of interest occurs within a composite intrusion, consisting of diorite, quartz diorite, and lesser amounts of monzodiorite. Small bodies and dykes of quartz feldspar porphyry and mafic dykes cut the various intrusive phases and are considered to he post-mineral.
     The Cerro Chorcha project contains porphyry copper mineralization with related gold and some reported molybdenum. Oxide and hypogene copper zones are present.
     Distal propylitic (chlorite, epidote, and actinolite) alteration surrounds proximal phyllic (sericitie and silicic) zones. Much of the chalcopyrite and bornite mineralization occurs in a quartz-magnetite stockwork and vein facies within the intrusive.
     There is a strong structural component to the more or less east-west trending mineralized body which is cut by conjugate NE-SW and NW-SE trending faults.
     By analogy with the Cerro Colorado porphyry copper deposit only 35 km to the ESE it is thought that the porphyry copper mineralization at Cerro Chorcha is between three and five million years old.
     There are scattered mineralized showings over the entire 242 square kilometer Cerro Chorcha concession.
     Porphyry copper (Cu) mineralization with associated gold, silver and molybdenum occur at the main Cerro Chorcha zone (the Guariviara Zone) over an area measuring 1.1 kilometers by 500meters.
     Much of the mineralization is structurally controlled and is related to quartz-magnetite sulphide veining and stockwork zones within the intrusive rocks. Laterally outward from the quartz-magnetite zones, sericite-altered intrusive rock contain fracture/veinlet controlled sulphides. The alteration outward from the phyllic, sericitic and siliceous material is predominantly propylitic.
     Minerals encountered in the hypogene zone consist of magnetite, chalcopyrite, pyrite,

bornite and minor sphalerite and molybdenite. Only minor supergene mineralization has been observed.
     Exploration by previous operators has included regional stream sediment geochemistry, prospecting, trenching, soil and rock chip sampling, aerial and ground geophysics, and the drilling of 35 drill holes aggregating 7036 in.
     ASARCO Exploration Company of Canada Ltd. discovered the Gu.viviara Zone during a regional stream sediment program initiated in 1969. In 1976, exploration efforts included sampling, mapping and trenching resulted in defining porphyry copper mineralization grading greater than 0.2% Cu over an area of 600 meters by 300 meters,
     ASARCO mobilized a drill onto the property. Negotiations with the Government to improve the terms of the concession agreement failed and the company abandoned the project without drilling. A total of over 400 samples were taken and assayed during the ASARCO tenure.
     In the period 1990 to 1992 Consultores Geologicos S.A. obtained a concession and confirmed the importance of the zone discovered by ASARCO.
     In 1993 the original concession was grouped together in a land package measuring 24,350 ha in an agreement between Consultores Geologicos and GeoRecursos International SA. and the concession was transferred to Geo-Minas, S.A.
     During 1993 a north-south grid was cut with 200m line spacing. A total of sixty-seven soil, 30 rock and 64 chip samples were taken as part of a regional prospecting program.
     In the period 1994 and 1995 GeoRecursos International S.A. and Arlo Resources (Arlo) expanded the grid, performed geochemical, geological, and magnetic surveys and regional prospecting work.
     GeoRecursos and Arlo completed 27 helicopter-supported diamond drill holes on the Guariviara Zone for a total of 5,765metres.
     During 1997 and 1998 Cyprus Minera de Panama (Cyprus) obtained an option on the property. Cyprus expanded the grids, refined the geology of the deposit, mapped and sampled outlying zones, conducted airborne radiometric and magnetic surveys and drilled nine diamond drill holes for a total of 1271 meters. Cyprus left Panama and the concession remained dormant, finally being officially cancelled April 15, 2004.
     Following approval of the new Chorcha mineral concession Cuprum and Belhaven undertook the construction of the Chorcha exploration camp and conducted a short program of geologic mapping and one-meter channel samples were collected from several zones of structurally-controlled quartz-magnetite stockwork that appears to host the high-grade copper-gold-silver mineralization. Reported grades within the stockwork zone, returned a total of 61 meters at an average grade of 1.89% Cu, 1.44 g/t Au, and 23.28 g/t Ag.

     Based upon exploration work on the Cerro Chorcha, Bellhaven and Cuprum have procured a technical report on the property which was prepared in compliance with the National Instrument (NI) 43-101, “Standards of Disclosure For Mineral Projects” adopted by Canadian securities regulatory authorities. However, a company reporting under the U.S. Securities Exchange Act of 1934 may not report resources designated under NI 43-101 based upon a pre-feasibility study. In addition, to designate reserves under the Industry Guide 7 of the U.S. Securities and Exchange Commission a final or bankable feasibility study is required. Accordingly, while Bellhaven, Cuprum and the Company have used the NI 43-101 report in their evaluation of the property, they are not claiming or asserting any reserves for the Cerro Chorcha and it must be considered as an exploration property without any known resources. The proposed program for the Cerro Chorcha is exploratory in nature.
     Unless changes are required, the three phase program of geologic investigation will be conducted with Cuprum serving as the operator. Apart from direct geologic work, each phase of the program includes the funding of some social program with the local indigenous groups.
     Phase One will include surface prospecting, surface geologic mapping, trenching and sampling as well as an 11-hole, 3,600 meter diamond drill program. The phase one program commenced in March 2007 and has a mutually approved annual budget of 2.1 million dollars.
     A contract with Cabo Drilling Corp. (Cabo), of Vancouver, B.C. Canada was signed to perform the drill program on March 14, 2007. In preparation for the drill program, the Company and Cuprum built drill pads and fuel storage facilities. The 3,600 meter drill program was commenced in June 2007. As of November 10, 2007, ten drill holes and 3,441 meters have been drilled with encouraging results.
The first drill hole, CH-07-01, was drilled to test a structurally-controlled quartz-magnetite-sulphide stockwork zone that hosts higher grade copper-gold-silver mineralization than what is observed within the larger mineralized Chorcha porphyry system.
The main zone of mineralization in Hole CH-07-01 begins at the surface, and is the thickest and the highest grade thus far encountered within the Cerro Chorcha porphyry copper deposit.
Highlights from Hole CH-07-01 include:

From/To	Length	Copper	Gold	Silver
0 to 239.4 m	239.4 meters	1.20%	0.23 g/t	6.1 g/t

including 0 to 114m	114 meters	2.01%	0.43 g/t	11.3 g/t

including 52 to 90 m	38 meters	2.88%	0.73 g/t	14.3 g/t

From/To	Length	Copper	Gold	Silver
including detailed analyses
52 to 54 m	2 meters	3.43%	1.29 g/t	23.3 g/t
54 to 56 m	2 meters	2.77%	0.82 g/t	12.1 g/t
56 to 58 m	2 meters	2.70%	0.50 g/t	8.6 g/t
58 to 59.6 m	1.6 meters	2.83%	0.49 g/t	7.6 g/t
59.6 to 62 m	2.4 meters	0.61%	0.11 g/t	3.7 g/t
62 to 64 m	2 meters	0.74%	0.09 g/t	2.4 g/t
64 to 65.05 m	1.05 meters	1.13%	0.14 g/t	5.5 g/t
65.05 to 66 m	0.95 meters	3.67%	0.93 g/t	15.2 g/t
66 to 68 m	2 meters	2.02%	0.84 g/t	9.2 g/t
68 to 70 m	2 meters	4.26%	2.22 g/t	28.1 g/t
70 to 71.23 m	1.23 meters	1.42%	0.44 g/t	6.1 g/t
71.23 to 72.75 m	1.52 meters	3.88%	1.19 g/t	22.5 g/t
72.75 to 74 m	1.25 meters	3.59%	0.92 g/t	14.3 g/t
74 to 76 m	2 meters	3.32%	0.62 g/t	22.6 g/t
76 to 78 m	2 meters	3.31%	1.57 g/t	14.7 g/t
78 to 80 m	2 meters	2.51%	0.57 g/t	9.7 g/t
80 to 82 m	2 meters	3.28%	0.54 g/t	14.9 g/t
82 to 84 m	2 meters	4.11%	0.70 g/t	20.7 g/t
84 to 86 m	2 meters	3.34%	0.35 g/t	11.2 g/t
86 to 88 m	2 meters	3.43%	0.50 g/t	17.4 g/t
88 to 90 m	2 meters	4.11%	0.40 g/t	26.8 g/t
     Gold values are by fire assay prep and ICP-MS finish, and copper and silver values by multi-acid digestion and ICP-MS analysis. Analyses were performed by ACME Labs in Vancouver.
Hole CH-07-01 is located about 50 meters east of a 1995 Arlo diamond drill hole, G95-10. Hole G95-10 (north azimuth, -60 inclined) cored 309.1 meters (1014.1 feet) of 0.78 % copper and 0.07 g/t gold.
Hole CH-07-01 is a northwest directed -60 degree angle hole that has encountered extensive quartz-magnetite-sulphide stockwork veins and breccias that host the high grade copper-gold-silver mineralization. The entire drill hole (0 to 239.4 meters) (785.43 feet) averages 1.2 % copper, 0.23 grams per tonne of gold and 6.1 grams per tonne of silver. The hole indicates a vector toward greater thickness and grade at depth.
The zone of higher grade copper-gold-silver mineralization in Hole CH-07-01 is associated with stockwork veins, breccias and disseminations hosted in a quartz diorite to quartz monzodiorite porphyry of probable late Tertiary age within the Cerro Chorcha porphyry intrusive complex. The quartz-magnetite-sulphide stockwork zones appear to be a late, structurally-controlled mineralizing event within the porphyry center. Strong silicification and sericite-chlorite-magnetite alteration are closely associated with quartz-magnetite-sulphide stockwork veining and silica-flooded breccia zones with copper sulphide (chalcopyrite and bornite) mineralization. Minor supergene mineralization (covellite, chalcocite, and native copper) occurs within several meters of the surface and along fault zones at depth. The copper and gold mineralization is hosted in both the oxide and sulfide portions of the stockwork, and is open to the northeast, southeast, southwest, and at depth.

The true thickness of the mineralized stockwork zone remains unknown as it is in a porphyry/stockwork environment.
Hole CH-07-02 was drilled to test a structurally-controlled quartz-magnetite-sulphide stockwork zone that hosts higher grade copper-gold-silver mineralization than what is observed within the larger mineralized Chorcha porphyry system.
Highlights from Hole CH-07-02 include:

From/To	Length	Copper	Gold	Silver
5.1 to 246 m	240.9 m	0.81%	0.08 g/t	2.9 g/t
16.7 to 807 ft	790.4 ft

including

5.1 to 130 m	124.9 m	1.32%	0.15 g/t	4.8 g/t
16.7 to 426.5 ft	409.8 ft
     Gold values are by fire assay prep and ICP-MS finish, and copper and silver values by multi-acid digestion and ICP-MS analysis. Analyses were performed by ACME Labs in Vancouver.
Hole CH-07-02 is a southeast directed -60 degree angle hole drilled from the same site as Hole CH-07-01 (northwest directed, -60 degree angle hole). Hole CH-07-02 has encountered an extensive quartz-magnetite-sulphide stockwork of veins and breccias that host the higher grade copper-gold-silver mineralization. This stockwork zone is similar to the style of mineralization in Hole CH-07-01, but differs in vein density, alteration intensity and the ratio of chalcopyrite to bornite. The apparent thickness of the stockwork zone in Hole CH-07-02 is about 65 meters. The stockwork zone in Hole CH-07-01 has an apparent thickness of 57 meters. The true thicknesses of the mineralized stockwork zones remain unknown as they are in a porphyry/stockwork environment.
The zone of higher grade copper-gold-silver mineralization in Hole CH-07-02 is associated with stockwork veins, breccias and disseminations hosted in a quartz diorite to quartz monzodiorite porphyry within the Cerro Chorcha porphyry intrusive complex. The quartz-magnetite-sulphide stockwork zones appear to be a late, structurally-controlled mineralizing event within the porphyry center. Strong silicification and sericite-chlorite-magnetite alteration are closely associated with quartz-magnetite-sulphide stockwork veining with copper sulphide (chalcopyrite and bornite) mineralization. Supergene mineralization (chalcocite and native copper) occurs within several meters of the surface and along fault zones at depth.
Hole CH-07-03 was drilled to test the continuation of structurally-controlled quartz-magnetite-sulphide stockwork zones that have been observed on-surface and in the two previous drill holes. The stockwork zones typically host higher grade copper-gold-silver mineralization than what is observed within the much larger mineralized Chorcha porphyry system. To date eight drill holes have been completed.
Highlights from Hole CH-07-03 include:

From/To	Length		Copper	Gold	Silver
4 to 319.9 m	313.9	m	0.46%	pending	1.1 g/t
13 to 1047 ft	1030	ft

including 122 to 154 m	32	m	0.82%	pending	2.2 g/t
400 to 505 ft	105	ft

224 to 242 m	18	m	1.04%	pending	2.1 g/t
735 to 794 ft	59	ft

286 to 319.9 m	33.9	m	0.62%	pending	1.3 g/t
938 to 1047 ft	109	ft
Copper and silver values are by multi-acid digestion and ICP-MS analysis. Gold values by fire assay prep and ICP-MS finish are pending final laboratory results. Analyses were performed by ACME Labs in Vancouver.
Hole CH-07-03 is a southeast directed -60 degree angle hole drilled from a site approximately 130 meters northeast of Holes CH-07-01 and CH-07-02. Hole CH-07-03 has encountered three (3) zones of quartz-magnetite-sulphide stockwork veins and breccias that host the higher grade copper-gold-silver mineralization. These stockwork zones are similar to the style of mineralization in Holes CH-07-01 and CH-07-02, but differ in vein density and alteration intensity. The combined total thickness and grade of the three (3) stockwork zones in Hole CH-07-03 is 74 meters of 0.84 % copper. The true thicknesses of the mineralized stockwork zones remain unknown as they are in a porphyry/stockwork environment.
The copper mineralization at Chorcha is commonly found directly at surface. The bulk of the mineralization in Hole CH-07-03 was associated with the phyllic altered quartz diorite to quartz monzodiorite porphyry that is widespread within the Cerro Chorcha porphyry complex. From previous drill efforts it is known that the mineralization may continues to a depth of over 500 meters. It is interesting to note that the final 33.9 meters of Hole CH-07-03 averaged slightly higher grade (0.62% Copper).
Results for Holes CH-07-04, CH-07-05, CH-07-06, CH-07-07, CH-07-08, CH-07-09 and CH-07-10 are pending. Currently, holes CH-07-04 through CH-07-09 are at analytical laboratories pending completion of assay results. In an effort to expedite the turnaround time for drill core assay results, management has retained, in addition to Acme labs of Canada, the services of an additional ISO certified laboratory (SGS Labs) in Peru.
The on-going phase one drill program will serve to test the mineralization at Cerro Chorcha which has a known surface expression of over 1 kilometer in length and over 600meters in width.

     Phase Two will include the creation of access road into the Chorcha main zone This phase will include a 15,000 meter drill program of systematic drilling utilizing several diamond drill rigs.
     Phase Three will concentrate on the completion of a bankable feasibility study by conducting the appropriate meters of drilling necessary to complete this task.
     Throughout the exploration all samples will be prepared and analyzed by an independent 1S0 certified laboratory.
     Cuprum and Empire’s exploration work on the Cerro Chorcha project is supervised by Michael D. Druecker, Ph.D., P.Geo a Qualified Person as defined in NI 43-101. Mr. Druecker has verified that trench and drill results have been accurately summarized from the official assay certificates provided to the Company.
     Cuprum and Empire’s drilling sampling procedures follow the Exploration Best Practices Guidelines outlined by the Mining Standards Task Force and adopted by the Toronoto Stock Exchange. Samples have been analyzed by ICP (inductively coupled plasma/mass spectrometry), and gold analysis has been by fire assay with gravimetric finish on a 30gram split.
     Quality control measures, including check duplicates and sample standard-assaying are being implemented. A chain of custody review has been completed to ensure the integrity of all sample data. Samples were assayed by Acme Analytical Laboratories, independent of Cuprum and Empire.
     On March 1, 2007, the Company entered into an agreement with Silver Global, SA, a Panamanian corporation (“Silver”). Silver is controlled by Mr. Abraham Crocamo, its President. There was no previous affiliation between Mr. Crocamo and the Company or the Nevada Subsidiary. This agreement provides that Silver will perform consulting services for the Company related to the identification, location, definition of mineral business opportunities in Panama and introductions to persons or entities holding potential acquisition properties involving Panama Mineral Concessions and related services. Under this agreement:
•	The Company paid Silver a consultancy fee for $75,000.00 for services through February 29, 2008;

•	The Company may extend the agreement for a one-year term for each year after February 29, 2008 by paying a consultancy fee of $150,000.00 per year;

•	In addition to the cash consultancy fees the Company will pay Silver a non-cash transaction fee for any transaction the Company makes involving acquisition of an interest in a Panamanian Mineral Concession, directly or indirectly in any form, with a party introduced to the Company by Silver. Each transaction will be as agreed between then and in the form of a percentage interest in the Mineral Concession interest acquired by the Company and/or stock of the Company; and

•	For the transaction fee for the Company, Bellhaven and Cuprum transaction the Company has paid Silver 1,000,000 shares of the Company’s common stock (issued as “restricted securities”) and if the Company completes its acquisition of the 65% interest in Cuprum, it will transfer to Silver 7.5% of Cuprum’s outstanding stock. If the Company earns the additional 10% interest in Cuprum by obtaining the Bankable Feasibility Study, the Company will transfer to Silver 5% of Cuprum’s outstanding stock. If the Company completes more than 50% of the full payment due to Bellhaven and Cuprum but not all and thus earns a reduced interest in Cuprum, the balance of the transaction fee to Silver will be proportionally reduced.
Panamanian Regulations
     The operations being conducted on the Cerro Chorcha project by Cuprum are subject to the supervisory and administrative laws of Panama which govern mining activities. In addition, these activities are governed by the terms and conditions of the exclusive mineral exploration agreement between Cuprum and the Regional Congress of the NoKaibo Region, the Chief of the NoKaibo Region and the Local Congress of the Kanicintti District of the NoKaibo Region as set out above. The major Panamanian statutes applicable to these operations are the “Code of Mineral Resources,” the “General Corporation Law” and the “General Environmental Law.”
Plan of Operation
     During the 12 month period commencing September 1, 2007, the Company will concentrate its efforts on the Panamanian copper prospect and the two Chinese mineral ventures, and in obtaining additional capital necessary to finance its operations. It will also continue to evaluate additional mineral acquisitions.
     The Zhaoyuan Co. will explore the acquisition of other mineral prospects in the general area of its present property and continue to geologically evaluate its present property to determine if any further exploration on it is warranted. If the efforts are unsuccessful, the Company intends to terminate the venture. If Zhaoyuan acquires another prospect or evidence of other promising mineral targets on the present property, the Company will evaluate whether or not to provide additional $500,000 for any future exploration program.
     If the Institute presents an evaluation satisfactory to the Nevada Subsidiary of the properties under its business licenses and transfers the properties and licenses to Tianjin Empire, it will initiate an exploration program for these properties. If the properties are not so transferred to Tianjin Empire, the Company presently intends to terminate this venture and not invest any additional funds in it. We have developed a prepared exploration for Tianjin Empire which includes (i) a review and evaluation of geophysical, geochemical and geologic surveys conducted by the Institute on the areas in which the proposed properties are located during the winter of 2007 and 2008 and the Spring of 2008; (ii) exploration work including geological mapping, sampling, trenching and ground geophysical surveys; (iii) drilling to test high chargeability anomalies where warranted by other exploration results; and (iv) evaluation of exploration results to determine feasibility of additional exploration and/or development work. This exploration program would be conducted over the summer of 2008 and has a tentative budget of $1,000,000.00. Based on the information available from the surveys conducted by the Institute on the areas in which the proposed properties are located, the properties are considered copper prospects.
     The Company will concentrate its efforts on the completion of the phase one exploration work on the Panamanian Cerro Chorcha property. The programs, initiated in June of 2007, call for: (i) the drilling of approximately 3,600 meters which has been completed; (ii) further ground exploration work and topographic survey; (iii) airborne geophysical surveys (magnetic and electromagnetic); (iv) environmental assessments of and work on access trails to and on the property; and (v) create a three-dimensional model of the property based on old and new drilling results. It is estimated the phase one exploration program will be completed by or during the first quarter of 2008. The program is estimated to cost $2,100,000.00 through March of 2008, of which approximately $1,400,000.00 had been expended through October of 2007.
     Upon completion of the phase one program, if the exploration results are satisfactory, a phase two drilling program calling for approximately 15,000 meters of drilling will be initiated at an estimated cost of $6,900,000.
     The Company will have to raise additional capital of approximately $9,000,000.00 to finance all of its operations through 2008. There are presently no firm arrangements under which any capital can be obtained.
Personnel
     The Company presently employs 2 full time employees, Pinchas Althaus, the Chief Executive Officer, and Diego Roca, the Chief Financial Officer. The Company’s Vice President of Exploration, Craig Alford, is compensated as an independent contractor due to his out of the country residency status. Bruce W. Minsky, the Company’s Senior Vice President, General Counsel, Secretary and a director, performs legal services for the Company as an independent contractor for those services on an hourly fee basis the same as his other clients. The Company anticipates hiring additional personnel for administrative and financial functions during the year ended 2007.

ITEM 3A(T). CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Pinchas Althaus, who serves as the Company’s chief executive officer, and Diego Roca, who serves as the Company’s chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting.
There were no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
     We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds –
     1. (a) On July 2, 2007, the Company issued its Convertible Promissory Note for $500,000.00 in principal amount, with interest thereon of $25,000.00 and with principal and interest due September 29, 2007. The Company also issued to the note holder 100,000 shares of its common stock. The Company repaid this note on September 19, 2007.
          (b) No person acted as a principal underwriter for the sale of these securities. The Company’s common stock was offered directly by the Company through its officers and directors. The common stock was sold to CYB Trust of Gibraltar, an accredited investor.
          (c) These securities were sold for $500,000.00 in cash. The Company paid at the closing total acquisition fees and costs of $25,000.00 and the 100,000 shares of common stock to the note holder.
          (d) In the issuance of these shares of its common stock, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act provided in Section 4(2) of the Securities Act and by Regulation D adopted under the Securities Act. These shares were issued as restricted securities and a legend denoting the restrictions on their transferability under the Securities Act was placed upon the certificates or documents representing the securities.
     2. (a) On July 31, 2007, the Company sold 1,000,000 shares of its common stock and a warrant to purchase 1,000,000 shares of its common stock exercisable at $1.00 per share during the term ending July 31, 2009.
          (b) No person acted as a principal underwriter for the sale of these securities. The Company’s common stock was offered directly by the Company through its officers and directors. The common stock was issued to Mr. Mayer Goldberger of Brooklyn, New York, an accredited investor.
          (c) The 1,000,000 shares of common stock and the warrant to purchase 1,000,000 shares were sold for cash at $0.50 for each share of common stock purchased for a total of $500,000.00. No underwriting, sales or other commissions or discounts were paid or involved in the sale.
          (d) In the issuance of these shares of its common stock and the warrant, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act provided in Section 4(2) of the Securities Act and by Regulation D adopted under the Securities Act. These securities were issued as restricted securities and a legend denoting the restrictions on their transferability under the Securities Act was placed upon the certificates or other documents issued to represent the securities.
          (e) The warrant is exercisable at any time, in whole and in part, for cash at $1.00 per share. Any shares purchased upon exercise of the warrant are subject to the right of the holder to have them included in the Registration Statement covering the sale of the 1,000,000 shares of common stock described in 13(d) immediately above. The 1,000,000 shares of common stock purchased and any shares purchased by the warrant holder upon exercise of the warrant are to be included in a Registration Statement to be filed by the Company under the Securities Act. The Company is obligated to file the Registration Statement by December 28, 2007 and achieve its effectiveness by February 26, 2008.
     3. (a) During the period from July 31, 2007 through September 30, 2007, the Company sold 270,000 shares of its common stock.
          (b) No person acted as a principal underwriter for the sale of these securities. The Company’s common stock was offered directly by the Company through its officers and directors. The common stock was sold to three “accredited investors”
          (c) The 270,000 shares were sold for cash at $0.50 per share for a total of $135,000.00. No underwriting discounts, commissions or acquisition costs were paid on the sale.
          (d) In the issuance of these shares of its common stock, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act provided in Section 4(2) of the Securities Act and by Regulation D adopted under the Securities Act. These shares were issued as restricted securities and a legend denoting the restrictions on their transferability under the Securities Act was placed upon the certificates issued to represent the shares.
     4. (a) During the period from August 15, 2007 to October 28, 2007, the Company sold 5,260,000 Special Warrants to acquires shares of its common stock, with each Special Warrant being converted upon satisfaction of specified conditions into one share of its common stock and one-half of a stock purchase warrant to purchase a share of the common stock. If the specified conditions are met, the Company will issue to the purchasers of the Special Warrants 5,260,000 shares of common stock and “Stock Purchase Warrants” to purchase 2,630,000 shares of common stock.
          (b) No person acted as a principal underwriter for the sale of these securities. The Company’s common stock was offered directly by the Company through its officers and directors. The common stock was sold to nine “accredited investors.”
          (c) The 5,260,000 Special Warrants were sold for cash at $0.50 each for a total of $2,630,000. No underwriting discounts or commissions were paid on the sale.

          (d) In the issuance of these Special Warrants, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act provided in Section 4(2) of the Securities Act and by Regulation D adopted under the Securities Act. These securities were issued as restricted securities and a legend denoting the restrictions on their transferability under the Securities Act was placed upon the documents issued to represent the securities.
          (e) The Special Warrants will be automatically exercised (“Automatic Exercise”) upon the third business day following the date when all of the following conditions are met: (i) a final prospectus has been filed qualifying the distribution of the common stock underlying the Special Warrants and those underlying the Stock Purchase Warrants for distribution in Canada; (ii) notice has been received of approval of the foregoing common stock for sale on the Toronto Stock Exchange; (iii) effectiveness of a Registration Statement under the Securities Act for the distribution of the foregoing common stock in the United States; and (iv) notice from the Company that these conditions have been met and any other necessary regulatory approvals for the sale of the foregoing common stock have been obtained. Each Special Warrant is convertible into one share of common stock and a Stock Purchase Warrant to purchase one-half of a share of common stock.
          Each Stock Purchase Warrant is exercisable, at any time during the term ending August 31, 2009, for cash at $0.65 per share.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE MINERALS CORP. (Registrant)
November 14, 2007	By:	/s/ Pinchas Althaus
PINCHAS ALTHAUS
Chief Executive Officer and President

November 14, 2007	By:	/s/ Diego Roca
DIEGO ROCA
Executive Vice President, Chief Financial Officer and Treasurer