Form 10QSB/A
period 2007-09-30
EMPIRE MINERALS CORP
filed 2007-11-20
CIK 1402747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10QSB/A (this "Amendment") amends our quarterly report on Form 10-QSB/A for the fiscal quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on November 14, 2007, and is being filed solely to amend Item 1 of Part I, in order to correct three typographical errors.

        This Amendment contains the complete text of the original report with the corrected information appearing in Item 1 of Part I.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

SEPTEMBER 30
2007
UNAUDITED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,091,228
Notes receivable	80,000
Prepaid expense	94,521

Total current assets	2,265,749

EQUIPMENT, net	41,467

OTHER ASSETS:
Notes issuance cost, net	29,916
Long term investment	2,210,855

Total other assets	2,240,771

Total assets	$4,547,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$153,840
Convertible note payable, net of discount $14,970	585,110

Total current liabilities	738,950

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock, $0.0001 par value; 700,000,000 shares authorized 41,556,696 issued and outstanding as of September 30, 2007	4,156
Escrowed common stock	(267)
Additional paid-in capital	9,755,829
Stock subscription receivable	(1,560)
Deficit accumulated during the development stage	(5,954,570)
Accumulated other comprehensive income	5,449

Total shareholders’ equity	3,809,037

Total liabilities and shareholders’ equity	$4,547,987

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

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months	From inception	From inception
	ended	(March 1, 2006)	(March 1, 2006)
	Septermber 30,	to September 30,	to September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,830,898)	$(1,064,312)	$(5,954,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,488	—	7,488
Warrants issued for services	—	1,303	197,587
Amortization of debt discount	16,671	—	93,171
Amortization of loan issuance cost	144,083	—	144,083
Common stock issued for advisory services	1,605,479	76,500	1,605,479
Loss on currency exchange	11,080	—	11,080
Change in operating liabilities:
Accrued liabilities	(35,550)	75,632	153,840

Net cash used in operating activities	(2,081,647)	(910,877)	(3,741,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution	—	(138,000)	—
Equipment Purchases	(4,166)	—	(46,471)
Long term investment	(1,544,189)	—	(1,544,189)
Notes receivable	(80,000)	—	(80,000)

Net cash used in investing activites	(1,628,355)	(138,000)	(1,670,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,632,000	1,847,500	4,396,400
Proceeds from special warrants	2,068,920	—	2,068,920
Proceeds from exercise of warrants	45,000	—	47,000
Payment on note issuance cost	(74,000)		(74,000)
Payment on notes payables	(25,000)	—	(25,000)
Proceeds from notes payable	1,105,000	—	1,105,000
Proceeds from subscription receivable	1,500	—	1,500
Payment repurchase preferred stock	(10,000)	—	(10,000)

Net cash provided by financing activities:	4,743,420	1,847,500	7,509,820

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,933	—	(6,090)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,043,351	798,623	2,091,228

CASH AND CASH EQUIVALENTS, beginning of the period	1,047,877	—	—

CASH AND CASH EQUIVALENTS, end of period	$2,091,228	$798,623	$2,091,228

SUPPLEMENTAL DISCLOSURES:
Interest paid	$66,024	$—	$66,024

Income taxes paid	$—	$—	$—

Conversion of notes and interest for common stock	$106,071	$—	$106,071

Issuance of founders stock for subscription receivable	$—	$14,960	$14,960

Shares issued for exploration and development of investment	$666,666	$—	$666,666

Warrants issued for debt issuance costs	$31,641	$—	$31,641

Net liabitlities assumed in reverse acquisition	$135,207	$—	$135,207

Warrants issued for repayment of notes	$500,000	$—	$500,000

Common stock issued for loan issuance cost	$100,000	$—	$100,000

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

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Total net operating loss as of December 31, 2006	$2,123,672
Effective income tax rate	40%

Total deferred tax assets	849,469
Less: valuation allowance	(849,469)

Total deferred tax assets as of December 31, 2006	$—

Net loss for the nine months ended September 30, 2007	$3,830,898
Effective income tax rate	40%

Total deferred tax assets	1,532,359
Less: valuation allowance	(1,532,359)

Total deferred tax assets as of September 30, 2007	$—

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

EMPIRE MINERALS CORP. (Registrant)
November 20, 2007	By:	/s/ Pinchas Althaus
PINCHAS ALTHAUS
Chief Executive Officer and President

November 20, 2007	By:	/s/ Diego Roca
DIEGO ROCA
Executive Vice President, Chief Financial Officer and Treasurer