Form 10KSB
period 2007-12-31
DOMINION MINERALS CORP
filed 2008-04-16
CIK 1402747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52696

DOMINION MINERALS CORP.

(Name of small business issuer in its charter)

Delaware	22-3091075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza, Suite 1817 New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 231-8171

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 per share par value

 (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

State issuer’s revenues for its most recent fiscal year:  $26,027

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $15,174,921 based on $0.425 per share.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   42,605,696 shares outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format:    Yes ☒      No   ☐

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

The Issuer, Dominion Minerals Corp., a Delaware corporation "Company", is electing to furnish the information required in this PART I by supplying the information required by Items 6-11 of Model B of Form 1-A under Alternative 2 of Form 10-SB.

The Company has a wholly-owned subsidiary, Empire Minerals Corp., a Nevada corporation ("Nevada Subsidiary"). When used herein the terms "we", "us" and/or "our" shall mean the Company, and/or the Nevada Subsidiary in the context in which they appear.

This Registration Statement contains forward-looking statements that involve a number of risks and uncertainties.  Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "may", and "should". These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in Risk Factors in the Description of Business in Item 1 below.

Item 1   Description of Business.

(Item 6. of Model B of Form 1A)

General

The Company is engaged in the acquisition, exploration, development and operation of mineral and natural resource properties and prospects. The present activities are concentrated on mineral prospects and properties located in the Republic of Panama and in the People's Republic of China.

The Company has entered into an agreement with Bellhaven Copper & Gold, Inc., a British Columbia corporation and its wholly owned subsidiary, Cuprum Resources, Corp., a Panamanian corporation.  Under this agreement, the Company may acquire a majority ownership interest in Cuprum Resources, Corp.  Cuprum holds a mineral Concession from the Republic of Panama on a copper prospect located in the Guariviara Area of Panama.

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

The following chart sets out our present organizational structure:

COMPANY
Dominion Minerals Corp
A Delaware Corporation
100% Ownership
Option to Acquire Majority Ownership
NEVADA SUBSIDIARY
Empire Minerals Corp.
A Nevada Corporation
CUPRUM
Cuprum Resources Corp.
A Panamanian Corporation
Joint Venture Interests In
ZHAOYUAN CO.
Zhauyuan Empire Gold Co., Ltd., a Joint Venture Under China Company Law. 50% Interest Subject to Increase to 70% for Additional Capital
TIANJIN EMPIRE
Empire (Tianjin) Resources Co., Ltd., a Chinese Limited Liability Company. 70% Interest Subject to Adjustments to Equal Capital Contributions.

The acquisition of the majority interest in the Cuprum Resources, Corp. and operations on the Panamanian prospect and the proposed operations of the two Chinese Joint Ventures will require our expenditure of materially more capital than is presently available to us. Our proposed operations include:

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

History of the Company

The Company was formed as a Delaware corporation on January 4, 1996 under the name ObjectSoft Corporation. On May 9, 2005, The Company changed its name to Nanergy, Inc.  On June 5, 2006, its name was changed to Xacord Corp.  On January 3, 2007, the Company changed its name to Empire Minerals Corp. which was changed to Dominion Minerals Corp. on November 26, 2007.

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

During the period from June 17, 2005 to January 22, 2007, the Company effected three reverse stock splits of its outstanding common stock by amending its Certificate of Incorporation. On June 17, 2005, each outstanding 100 shares, was reversed into one share. On August 11, 2006, each 20 outstanding shares were reversed into one share. On January 22, 2007, each 20 outstanding shares were reversed into one share. In all three reverse splits, all fractional shares due to be issued were rounded up to the next full share. Unless otherwise indicated, all references to a number of shares of the Company's common stock have been adjusted to give effect to the applicable stock splits.

On February 20, 2007 we completed a business combination in which we acquired all of the outstanding stock of the Nevada Subsidiary in exchange for shares of our common stock. The combination was structured as a three-party merger in which:

•

The Company acquired all of the outstanding stock of the Nevada  Subsidiary;

•

A Nevada corporation named Xacord Acquisitions Sub Corp., formed and wholly owned by the Company to be used as a vehicle for the  transaction, was merged into the Nevada Subsidiary;

•

The outstanding shares of the common stock of the Nevada Subsidiary as of the Effective Time of the merger were converted into shares of the common stock of the Company on a share for share basis with a total of 26,504,000 shares of the Company's stock issued in this conversion;

•

The Company assumed four warrants issued by the Nevada Subsidiary to purchase up to a total of 4,050,000 shares of the Company's Common Stock at $0.10 per share during a three year term.  These warrants were held as follows: (i) a warrant for 2,000,000 shares was held by Saddle River Associates, Inc., a financial and business consultant to the Company; (ii) an additional warrant for 500,000 shares was held by Saddle River Associates, Inc.; (iii) a warrant for 1,500,000 shares was held by Pinchas Althaus, President and a director of the Company; and (iv) a warrant for 50,000 shares was held by Chaya Schreiber, a former shareholder of the Nevada Subsidiary.  The warrant to purchase 50,000 shares was exercised on March 2, 2007.  The remaining three warrants for 4,000,000 were canceled by mutual agreement of the parties on June 1, 2007.

•

The Company assumed a contingent obligation of the Nevada Subsidiary to issue warrants to Saddle River Associates, Inc. to purchase up to 500,000 shares of the Company's Common Stock at $0.50 per share during a five-year term from issuance, if the Company obtains specified amounts of additional capital; and

•

The Company acquired the rights of the Nevada Subsidiary under a Letter of Intent to enter into the agreements relating to the acquisition of the majority interest in the Panamanian corporation holding the concession to the copper prospect.

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

Status Before Business Combination:

Actions in Business Combination:

Status After Business Combination:

Present and Proposed Operations

Panamanian Venture

On March 6, 2007, the Company entered into an Exploration Development Agreement with Bellhaven Copper & Gold, Inc., a corporation organized in British Columbia, Canada ("Bellhaven") and Bellhaven's wholly owned Nevada Subsidiary, Cuprum Resources Corp., a corporation organized in the Republic of Panama ("Cuprum").  Cuprum is the holder of a Mineral Concession from the Republic of Panama on a copper prospect located in the Guariviara area of Panama. This agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum.

The material terms of this agreement and the material events related to it as of the date of this Registration Statement are:

•

The Company is granted the option to acquire up to 75% of Cuprum’s outstanding stock;

•

To acquire 65% of Cuprum's stock the Company must: (i) pay to Cuprum or Bellhaven $2,000,000.00; (ii) issue to Bellhaven 4,000,000 shares of the Company common stock under an escrow agreement; and (iii) expend $15,000.000.00 in exploration and development work on the copper prospect underlying Cuprum's prospect underlying Cuprum's Mineral Concession;

•

The first $500,000.00 was paid on March 30, 2007 and the second $500,000 was paid on March 14, 2008.  The 4,000,000 shares of the Company's common stock were deposited into escrow on May 14, 2007.  The remaining $1,000,000.00 is payable by the Company in two $500,000.00 annual installments due on March 6, 2009 and 2010;

•

The escrow agreement under which the 4,000,000 shares of the Company's common stock issued to Bellhaven and deposited provides: (i) for the immediate release and delivery to Bellhaven of one-third of the shares (1,333,334); (ii) the release and delivery to Bellhaven of an additional one-third of the shares on each of March 6, 2008 and 2009; (iii) the adjustment of total shares to be issued to Bellhaven by valuing the shares at the price received by the Company for the first $1,000,000 raised by the sale of the Company's common stock or securities convertible into the common stock sold to non-affiliates of the Company after March 6, 2007, so that, if that price is less than $1.00 the shares to Bellhaven would be increased and if more than $1.00 the total shares to Bellhaven would be decreased; and (iv) the Company has agreed to file a Registration Statement under the U.S. Securities Act of 1933 for the shares of its common stock released to Bellhaven by November 3, 2007 or to include these shares on a "piggy-back" in any Registration Statement filed prior thereto by the Company  During the period from June 25 through July 2, 2007, the Company raised $1,100,000.00 through the sale of notes convertible into shares of its common stock at $1.00 per share, thereby setting the number of shares to be issued to Bellhaven at the total of the 4,000,000 shares already issued and deposited in escrow;

•

The expenditure by the Company of the $15,000,000.00 for exploration and development work shall be made: (i) $2,000,000.00 by March 5, 2008 of which $2,100,492 was expended by March 14, 2008; (ii) a total of $9,000,000.00 by March 5, 2009; and (iii) a total of $15,000,000.00 by March 5, 2010. The Company may, at its discretion, pay any of the required amounts directly to Cuprum, in lieu of funding exploration or development work;

•

If the Company pays less than all of the $17,000,000 cash payments and funding due under the agreement but at least 50% of it, the Company will earn an interest in the Cuprum shares which will be proportionately reduced from the 65% total;

•

If the Company has earned the full 65% of the Cuprum shares by paying or expending the total $17,000,000.00, it shall have the option to earn an additional 10% of the outstanding stock of Cuprum by completing a Bankable Feasibility Study for the subject property. If this study is not completed by March 5, 2010, the Company will have to expend an additional $1,000,000.00 for exploration and development work for each successive six month period to keep the agreement in force to enable it to earn the additional 10% interest in Cuprum;

•

When the Company has made all of the required payments the operations of Cuprum will continue under the terms of an operating agreement of the three parties;

•

If the Company introduces a third party mining company, acceptable to Bellhaven and Cuprum, which agrees to complete the Company's payment and expenditure obligations under the agreement including the one to complete Bankable Feasibility Study, the Company will earn its full 75% interests in Cuprum, Bellhaven's interest will reduce to 25% and the interests in Cuprum of both the Company and Bellhaven will then be proportionately reduced by the amount of the interest acquired by the third party;

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

Panama Republic
Caribbean Sea
Pacific Ocean
Costa Rica
Colombia
0 50 100
kilometers
N
S
W
E
Chorcha Project
Cerro Petaquilla
Cerro Colorado
David
Panama
Tole
Chepo
Pinogana
Las Tablas
Pedasi
Chitre
El Vale
Chorcha Mineral Concession
Location Map
Empire Minerals Corp.
July 2007
Mineral Concession of Interest
International Boundary
Provincial Boundary
Paved Road

The closest city to Cerro Chorcha is David, Panama's third largest city, which is about 40 km to the southwest of the concession site. Travel from Panama City to David requires approximately six hours by car along a paved two-lane highway. There are a number of daily commercial flights between these two cities.

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

The mountain terrain is covered in high altitude rain forest with annual rainfall reported to be up to about six meters. Temperatures in this locality average 20° C to 25° C but during some month’s temperatures can dip down to 5°C at night. Work on the concession site can be undertaken at any time of the year.

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

Table 1 lists the coordinates of the corner points of the individual five blocks.

Block		Longitude			Latitude			Area (hectares) (hectares)

1	1	82°	13'	40"	8°	43'	08.61"	10,302.92
	2	82°	08'	47"	8°	43'	08.61"
	3	82°	08'	47"	8°	36'	54.2"
	4	82°	13'	40"	8°	36'	54.2"
2	1	82°	08'	47"	8°	42'	03.5"	2,250.95
	2	82°	06'	03.4"	8°	42'	03.5"
	3	82°	06'	03A"	8°	39'	37"
	4	82°	08'	47"	8°	39'	37"
3	1	82°	06'	03.4"	8°	42'	03.5"	4,705.87
	2	82°	03'	21.4"	8°	42'	03.5"
	3	82°	03'	21.4"	8°	36'	54.2"
	4	82°	06'	03.4"	8°	36'	54.2"
4	1	82°	08'	47"	8°	36'	54.2"	4,480.77
	2	82°	03'	21.4"	8°	36'	54.2"
	3	82°	03'	21.4"	8°	34'	27.7"
	4	82°	08'	47"	8°	34'	27.7"
5	1	82°	08’	47”	8°	39’	37”	2,501.40
	2	82°	06’	0.34”	8°	39’	37”
	3	82°	06’	0.34”	8°	36’	54.2”
	4	82°	08’	47”	8°	36’	54.2”

The owners of the former concession lodged legal complaints objecting to the cancellation of their concession and the re-application by Cuprum. All legal complaints opposing the cancellation of the concession have been rejected by the Supreme Court of Panama.  The new metallic mineral concession at Cerro Chorcha was granted to Cuprum and published in the Official Gazette (No. 25,517) on April 4, 2006.  A metallic mineral exploration concession is valid for four years, with extensions available for another four years.  There are various reporting requirements and a tax on the exploration concessions which begins at $0.50 per ha during the first year and increases to $1.50 per ha in year five.

The owner of the exploration mineral concession has an exclusive right to the application of an exploitation concession. The terms under which major projects proceed are negotiated with the government.

A portion of the Chorcha concession occurs on an autonomous aboriginal land reserve (Comarca) of the Ngobe-Bugle (see figure 2).  There are no permanent habitations in the area of concession.

Cuprum signed an exclusive mineral exploration agreement (the "Agreement") with the Comarca on July 28, 2004. The Agreement grants Cuprum the exclusive rights to explore for minerals and to negotiate a new agreement with the Comarca for the "next phase of activity" upon completion of the exploration phase. The Agreement is valid until the expiration of the Exploration Concession and strictly follows the Panama Mining Code whereby an exploitation concession is granted once the presence of commercial ore is demonstrated.

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

A joint committee was created by Cuprum and the peoples of the Comarca.  Monthly meetings of the committee are held to review development and to ensure continued mutual support. All work planned by the Company and Cuprum to date have been formally reviewed by and the approved by the operating committee.

The north western portion of the Concession is in the watershed of the Fortuna Hydroelectric Project. Significant development in the hydra-electric reserve area would require approval from Fortuna S.A. (a corporation composed equally of Americas Generation Corp. and the State of Panama) which purchased the publicly owned Institute deRecursos Hidro-electricos y Electrificacion (IE) in 1998.

The mineralized area, as presently known, is far outside of the reserve, in fact it is on the other side of the Continental Divide from the Fortuna Project and therefore does not affect the catchment area.

Exploration work can be performed within the boundaries of the hyrdo-electric reserve, as long as we present the plan and procedures that adhere to the respective regulations they will not affect the watershed.

A portion of the Palo Seco Forestal (Forestry Reserve) enters the concession from the north and extends to within about one kilometer north of the main mineralized zone, although legal survey of this area has not yet been done.

ANAM (Autoridad Nacional del Ambiente), Panama's environmental agency, is responsible for the administration of the forest reserve.

The Palo Seco Forest Reserve is divided into various sub-zones, each of which have a different levels of protection. The current management plan does not specifically address mineral exploration and development, however the portion of the Palo Seco Forest Reserve nearest the Chorcha Project is assigned to a highly protected status with entry permitted only for scientific research. In the past exploration has been permitted within the limits of forest reserves, however damages must be mitigated.

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

The Porphyry copper deposits in Panama are associated with calc-alkaline intrusives. Panama hosts two 'world class' mineralized systems at Cerro Colorado and at Petaquilla., each containing in excess of one billion tonnes of mineralized rock.

At Cerro Chorcha the main area of interest occurs within a composite intrusion, consisting of diorite, quartz diorite, and lesser amounts of monzodiorite. Small bodies and dykes of quartz feldspar porphyry and mafic dykes cut the various intrusive phases and are considered to be post-mineral.

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

Porphyry copper (Cu) mineralization with associated gold, silver and molybdenum occur at the main Cerro Chorcha zone (the Guariviara Zone) over an area measuring 1.1 kilometers by 500 meters.

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

Exploration by previous operators has included regional stream sediment geochemistry, prospecting, trenching, soil and rock chip sampling, aerial and ground geophysics, and the drilling of 35 drill holes aggregating 7,036 meters.

ASARCO Exploration Company of Canada Ltd. discovered the Guariviara Zone during a regional stream sediment program initiated in 1969. In 1976, exploration efforts included sampling, mapping and trenching resulted in defining porphyry copper mineralization grading greater than 0.2% Cu over an area of 600 meters by 300 meters,

ASARCO mobilized a drill onto the property. Negotiations with the Government to improve the terms of the concession agreement failed and the company abandoned the project without drilling. A total of over 400 samples were taken and assayed during the ASARCO tenure.

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

GeoRecursos and Arlo completed 27 helicopter-supported diamond drill holes on the Guariviara Zone for a total of 5,765 meters.

During 1997 and 1998 Cyprus Minera de Panama (Cyprus) obtained an option on the property. Cyprus expanded the grids, refined the geology of the deposit, mapped and sampled outlying zones, conducted airborne radiometric and magnetic surveys and drilled nine diamond drill holes for a total of 1,271 meters.  Cyprus left Panama and the concession remained dormant, finally being officially cancelled April 15, 2004.

Following approval of the new Chorcha mineral concession Cuprum and Belhaven undertook the construction of the Chorcha exploration camp and conducted a short program of geologic mapping and one-meter channel samples were collected from several zones of structurally-controlled quartz-magnetite stockwork that appears to host the high-grade copper-gold-silver mineralization. Reported grades within the stockwork zone returned a total of 61 meters at an average grade of 1.89% Cu, 1.44 g/t Au, and 23.28 g/t Ag.

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

Phase One included surface prospecting, surface geologic mapping, trenching and sampling as well as a 3,615.8 meter diamond drill program.  In March 2007, the Phase One program commenced.  A contract with Cabo Drilling Corp. (Cabo), of Vancouver, B.C. Canada was signed to perform the drill program on March 14, 2007.  In preparation for the drill program, the Company and Cuprum built drill pads and fuel storage facilities. The 3,615.8 meter drill program was commenced in June 2007 and concluded in December 2007.  The total amount of expenditures by the Company based on a mutually approved annual budget was $2,100,492.  Eleven drill holes and 3,615.8 meters were drilled with encouraging results.

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

Highlights from Hole CH-07-01 include:

From/To	Length	Copper	Gold	Silver

0 to 239.4 m	239.4 meters	1.20%	0.23 g/t	6.1 g/t
0 to 785.4 ft	785.4 feet

including
0 to 114m	114 meters	2.01%	0.43 g/t	11.3 g/t
0 to 374 ft	374 feet

including
52 to 90 m	38 meters	2.88%	0.73 g/t	14.3 g/t
170.6 to 295.3	124.7 feet

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

Highlights from Hole CH-07-02 include:

From/To	Length	Copper	Gold	Silver

5.1 to 246 m	240.9 m	0.81%	0.08 g/t	2.9 g/t
16.7 to 807 ft	790.4 ft

including
5.1 to 130m	124.9 m	1.32%	0.15 g/t	4.8 g/t
16.7 to 426.5 ft	409.8 ft

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

Holes CH-07-04 and CH-07-05 were drilled to test the northward continuation of both copper mineralization and the structurally-controlled quartz-magnetite-sulphide stockwork zones that have been observed on-surface and in Holes CH-07-01, CH-07-02 and CH-07-03. These stockwork vein zones typically host higher grade copper-gold-silver mineralization than what is observed within the much larger mineralized Chorcha porphyry system. Holes CH-07-04 and CH-07-05 were collared toward the north-most known edge of the on-surface high-grade stockwork zone.

Highlights from Hole CH-07-04 include:

From/To	Length	Copper	Gold	Silver

0 to 445.78 m	445.78 m	0.39%	0.07 g/t	1.4 g/t
0 to 1463 ft	1463 ft

Including
12 to 318 m	306 m	0.48%	.08 g/t	1.7 g/t
39 to 1,043 ft	453 ft

Including
0 to 138 m	138 m	0.64%	0.20 g/t	2.3 g/t
0 to 453 ft	453 ft

Including
20 to 68 m	48 m	1.01%	0.28 g/t	2.6 g/t
66 to 223 ft	157 ft

Highlights from Hole CH-07-05 include:

From/To	Length	Copper	Gold	Silver

2 to 386.6 m	384.6 m	0.43%	0.06 g/t	1.6 g/t
6.5 to 1268 ft	1262 ft

Including
2 to 302 m	300 m	.49%	0.07 g/t	1.72 g/t
6.5 to 990 ft

Including
2 to 142 m	140 m	0.67%	0.14 g/t	2.4 g/t
6.5 to 466 ft

Including
24 to 72 m	48 m	1.09%	0.24 g/t	3.6 g/t
79 to 236 ft	157 ft

Copper and silver values are by multi-acid digestion and ICP-MS analysis. Gold values by fire assay prep and ICP-MS finish.

Hole CH-07-04 is a northwest directed -60 degree angle hole drilled from a site approximately 130 meters north-northeast of Hole CH-07-01. Hole CH-07-05 is a northwest directed -60 degree angle hole drilled from a site approximately 130 meters northeast of Hole CH-07-04 and extends the high grade mineralized zone to a minimum of 260 meters along strike. Holes CH-07-04 and CH-07-05 have both encountered a nearly 50 meter wide zone of quartz-magnetite-sulphide stockwork veins and breccias that host the higher grade (>1% copper and >0.25 g/t gold) mineralization. These stockwork zones are similar to the style of mineralization in Holes CH-07-01 and CH-07-02, but differ in vein density and alteration intensity. The true thicknesses of the mineralized stockwork zones remain unknown as they are in a porphyry/stockwork environment.

The copper mineralization at Chorcha is commonly found at the surface, and is known from previous and present drill results to extend to depths of at least 500 meters. The bulk of the mineralization in Holes CH-07-04 and CH-07-05 is associated with quartz-magnetite stockwork veins that are hosted by phyllic altered quartz diorite/monzodiorite porphyry that crops out over large areas within the Cerro Chorcha porphyry complex. Holes CH-07-04 and CH-07-05, as well as all previous assayed Holes, have bottomed in porphyry-style copper mineralization.

Hole CH-07-06 was drilled to test the eastward continuation and Hole CH-07-07 was drilled to test the northward continuation of both copper mineralization and the structurally-controlled quartz-magnetite-sulphide stockwork zones that have been observed on-surface and in previously reported Holes. These stockwork vein zones typically host higher grade copper-gold-silver mineralization than what is observed within the much larger mineralized Chorcha porphyry system.

Highlights from Hole CH-07-06 include:

From/To	Length	Copper	Gold	Silver

0 to 346 m	346 m	0.42%	0.05 g/t	1.4 g/t
0 to 1135 ft	1135 ft

Including
8 to 84 m	76 m	0.66%	0.11 g/t	1.9 g/t
26 to 276 ft	249 ft

Including
8 to 40 m	32 m	1.01%	0.20 g/t	2.6 g/t
26 to 131 ft	105 ft

Highlights from Hole CH-07-07 include:

From/To	Length	Copper	Gold	Silver

0 to 305.9 m	305.9 m	0.57%	0.04 g/t	pending
0 to 1004 ft	1004 ft

Including
20 to 214 m	194 m	0.72%	0.05 g/t	pending
66 to 702 ft	636 ft

Including
166 to 214 m	48 m	0.97%	0.07 g/t	pending
545 to 702 ft	157 ft

Copper and silver values are by multi-acid digestion and ICP-MS analysis. Gold values by fire assay prep and ICP-MS finish.

Hole CH-07-06 is a southeast directed -60 degree angle hole drilled from a site approximately 110 meters northeast of Hole CH-07-03. Hole CH-07-07 is a northwest directed -60 degree angle hole drilled from a site approximately 120 meters east-northeast of Hole CH-07-05 and extends the higher grade mineralized zone to a minimum of 450 meters along strike. Hole CH-07-07 has encountered a nearly 50 meter wide zone of quartz-magnetite-sulphide stockwork veins and breccias that host the higher grade (+1% copper) mineralization. This stockwork zone is similar to the style of mineralization in Holes CH-07-01, 02, 04, 05, but differs in vein density and alteration intensity. The true thicknesses of the mineralized stockwork zones remain unknown as they are in a porphyry/stockwork environment.

The copper mineralization at Chorcha is commonly found at the surface, and is known from previous and present drill results to extend to depths of at least 500 meters. The mineralization in Holes CH-07-06 and CH-07-07 is associated with quartz-magnetite stockwork veins that are hosted by phyllic altered quartz diorite/monzodiorite porphyry that crops out over large areas within the Cerro Chorcha porphyry complex. Holes CH-07-06 and CH-07-07, as well as all previous assayed Holes, have bottomed in porphyry-style copper mineralization.

Hole CH-07-08 was drilled to test the eastern and south-eastern extent of both the structurally-controlled quartz-magnetite-sulphide stockwork zones (higher grade mineralization) and the larger porphyry-style mineralized system.

Highlights from Hole CH-07-08 include:

From/To	Length	Copper	Gold	Silver

0 to 270 m	266 m	0.41%	0.06 g/t	Pending
0 to 886 ft	873 ft

including
0 to 82 m	82 m	0.69%	0.15 g/t	Pending
0 to 269 ft	269 ft

0 to 28 m	28 m	0.98%	0.25 g/t	pending
0 to 92 ft	92 ft

Copper values are by atomic absorption spectroscopy (AAS) analysis. Gold values by fire assay prep and AAS finish. Silver values by ICP-MS are pending final laboratory results.

Hole CH-07-08 is a northwest directed -60 degree angle hole drilled from a site approximately 200 meters southeast of Hole CH-07-07. Hole CH-07-08 encountered a 28 meter, near-surface zone of quartz-magnetite-sulphide stockwork that hosts the higher grade (1.0 % copper and 0.25 g/t gold) mineralization. This stockwork zone is similar to the style and grade of mineralization in previously reported Holes CH-07-01 thru CH-07-07. This extends the higher grade mineralized zones at least 500 meters along strike to the east, from Arlo Hole G95-10 to Hole CH-07-08. Sixty (60) meters to the south of Hole CH-07-08 is vertical Hole G95-25 (Arlo, 1995) that assayed 1% copper from the surface to 40 meters, and bottomed at 522 meters in porphyry-style copper mineralization. Assay results from these Holes confirm that stockwork and porphyry-style mineralization remains open to the east and at depth. In addition, assay results from previously reported Holes CH-07-04, CH-07-05 and CH-07-07 suggest that porphyry-style mineralization is also open to the north.

The zone of higher grade copper-gold-silver mineralization in Hole CH-07-08 is associated with stockwork veins and disseminations hosted in a quartz diorite to quartz monzodiorite porphyry within the Cerro Chorcha porphyry intrusive complex. The true thicknesses of the mineralized stockwork zones remain unknown as they are in a porphyry/stockwork environment.

The 3,615.8 meter drill program confirmed the Company’s geologic model which outlines a structurally controlled mineralized zone with a NE-SW direction. Holes CH-07-01 to CH-07-11 drilled across the higher grade stockwork structures, identifying a zone of nearly 900 meters in strike length, which will be further defined by the next drilling campaign. Additionally, the drill program confirmed an envelope of medium grades (ranging from 0.4 to 0.8% Cu) which surround the higher grade stockwork zones.

All holes drilled appear to indicate potential for the extension of the higher grade zone at depth as evidenced by dipping mineralized structures observed in drill core and as shown on cross sections. This possibility will be explored to greater extent by the upcoming 15,000 meter drill program to begin in the second quarter of 2008.

The recently completed drill program gives better context to the probable continuity of higher grade stockwork and porphyry-style mineralization within areas of previously unexplained rock and soil geochemical anomalies surrounding the known Chorcha deposit. These anomalies are located within 0.5 to 1 kilometer to the north, south and east of the drill indicated resource, and are now being investigated by field crews to develop drill targets for the 2008 drill program. An updated NI-43-101 report, which will be carried out within the next few months and serve as the basis for the next 15,000 meter drill program planned for 2008. The purpose of the upcoming drill program will be to provide greater continuity to the geological model and to further define the mineralization at Chorcha which remains open in almost every direction, and to extend porphyry-style copper and gold mineralization to areas adjacent to and surrounding the known deposit.

Summary of 2007 Drill Hole Results:

Hole ID	From/To	Length	Copper	Gold	Silver

CH-07-01	0-239.4m	239.4m	1.20%	0.23 g/t	6.1 g/t
CH-07-02	5.1-278m	272.9m	0.73%	0.06 g/t	2.6 g/t
CH-07-03	4-319.9m	313.9m	0.46%	pending	1.1 g/t
CH-07-04	0-445.78m	445.78m	0.39%	0.07 g/t	1.4 g/t
H-07-04	0-445.78m	445.78m	0.39%	0.07 g/t	1.4 g/t
CH-07-05	2-386.6m	384.6m	0.43%	0.06 g/t	1.6 g/t
CH-07-06	0-346m	346m	0.42%	0.05 g/t	1.4 g/t
CH-07-07	0-305.9m	305.9m	0.57%	0.04 g/t	Pending
CH-07-08	0-270m	270m	0.41%	0.06 g/t	pending
CH-07-09	4-295m	287m	0.28%	0.04 g/t	1.5 g/t
CH-07-10	0-422m	419m	0.19%	0.03 g/	pending
CH-07-11	4-297.43m	293.43m	0.33%	0.06 g/t	1.3 g/t

Copper values by ICP-MS (Acme Labs, Vancouver) for Holes CH-07-01 to CH-07-06, and atomic absorption spectroscopy (SGS Labs, Peru) for Holes CH-07-07 to CH-07-11. Gold values by fire assay prep and AAS finish. Silver values by ICP-MS analysis.

Holes CH-07-09, CH-07-10 and CH-07-11 are northwest directed -60 degree angle holes located several hundred meters to the west of previously reported Holes CH-07-01 to CH-07-08. Hole CH-07-09 was drilled from a site approximately 350 meters west of Hole CH-07-01, and encountered an 8 meter (142-150 m) zone of quartz-magnetite-sulphide stockwork that assayed 0.88 % copper, 0.15 g/t gold, and 4 g/t silver. Hole CH-07-10 located 75 meters northeast of Hole CH-07-09 encountered a 20 meter (168-188 m) zone of stockwork that assayed 0.75 % copper. Holes CH-07-09 and CH-07-10 encountered strong and continuous zones of faulting and shearing that appear to have offset the main zone of mineralization. Approximately 100 meters southwest of Hole CH-07-09, Hole CH-07-11 encountered a 8 meter (100-108 m) stockwork zone that assayed 0.79 % copper, 0.2 g/t gold and 6.7 g/t silver, and bottomed in copper mineralization. This extends both the higher grade stockwork and main porphyry-style mineralization at least 900 meters along trend to the east-northeast, from Hole CH-07-11 to Hole CH-07-08. Assay results from all Holes confirm that stockwork and porphyry-style mineralization remains open in all directions and at depth. The zones of copper-gold-silver mineralization in Holes CH-07-01 to CH-07-11 are associated with stockwork veins and disseminations hosted in a quartz diorite to quartz monzodiorite porphyry within the Cerro Chorcha porphyry intrusive complex.

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

Cuprum and Empire’s drilling sampling procedures follow the Exploration Best Practices Guidelines outlined by the Mining Standards Task Force and adopted by the Toronto Stock Exchange.  Samples have been analyzed by ICP (inductively coupled plasma/mass spectrometry), and gold analysis has been by fire assay with gravimetric finish on a 30gram split.

Quality control measures, including check duplicates and sample standard-assaying are being implemented.  A chain of custody review has been completed to ensure the integrity of all sample data.  Samples were assayed by Acme Analytical Laboratories, independent of Cuprum and Empire.

On March 1, 2007, the Company entered into an agreement with Silver Global, SA, a Panamanian corporation ("Silver").  Silver is controlled by Mr. Abraham Crocamo, its President.  There was no previous affiliation between Mr. Crocamo and the Company or the Nevada Subsidiary.  This agreement provides that Silver will perform consulting services for the Company related to the identification, location, definition of mineral business opportunities in Panama and introductions to persons or entities holding potential acquisition properties involving Panama Mineral Concessions and related services. Under this agreement:

•

The Company paid Silver a consultancy fee for $75,000.00 for services through February 29, 2008;

•

The Company may extend the agreement for a one-year term for each year after February 29, 2008 by paying a consultancy fee of $150,000.00 per year;

•

In addition to the cash consultancy fees the Company will pay Silver a non-cash transaction fee for any transaction the Company makes involving acquisition of an interest in a Panamanian Mineral Concession, directly or indirectly in any form, with a party introduced to the Company by Silver. Each transaction will be as agreed between then and in the form of a percentage interest in the Mineral Concession interest acquired by the Company and/or stock of the Company; and

•

For the transaction fee for the Company, the Company has paid Silver 1,000,000 shares of the Company's common stock (issued as "restricted securities") and if the Company completes its acquisition of the 65% interest in Cuprum, it will transfer to Silver 7.5% of Cuprum's outstanding stock.  If the Company earns the additional 10% interest in Cuprum by obtaining the Bankable Feasibility Study, the Company will transfer to Silver 5% of Cuprum's outstanding stock. If the Company completes more than 50% of the full payment due to Bellhaven and Cuprum but not all and thus earns a reduced interest in Cuprum, the balance of the transaction fee to Silver will be proportionally reduced.

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

Environmental Issues

Although our mineral activities are outside the United States of America and not subject to Federal, state or local provisions regarding discharge of material into the environment, they are subject to all the environmental regulations of their respective locales.  However, since our proposed activities for the next several years are exploratory in nature, the effect of the regulations regarding the discharge of materials into the environment will not have a material effect upon the capital expenditures, earnings and competitive position of the Company and the Nevada Subsidiary.

Dongxing Venture

In 2006, the Nevada Subsidiary entered into a joint venture arrangement with Zhaoyuan Dongxing Gold Minerals Co., Ltd., a Chinese legal entity formed under the laws of the People's Republic of China ("Dongxing"). The control person of Dongxing was at the formation of the joint venture and now is Quizhi Liu, its Chairman and President, who was and is not affiliated with the Company or the Nevada Subsidiary.  Under this arrangement, and after receiving the necessary business license in December of 2006, Dongxing and the Nevada Subsidiary formed a Chinese entity for the venture under the China Company Law. The entity is named Zhaoyuan Empire Gold Co., Ltd. ("Zhaoyuan Co.").  As set out below, the results of the exploration work on the properties of Zhaoyuan Co. were less than anticipated and these properties are not presently considered material by the Nevada Subsidiary.  Unless Zhaoyuan Co. acquires other mineral prospects or additional geological work or its present properties produce beneficial results, we do not plan to invest any material amount of additional funds in this venture.  Under the present circumstances, it is unlikely we can salvage or recoup any material amount of this investment.  The material terms of the arrangements of this joint venture and the material related events to date of this Annual Report on Form 10-KSB are:

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

•

The Nevada Subsidiary has the right and option to contribute an additional $500,000 to the equity capital of Zhaoyuan Co. as the mining activities progress, in which case the Nevada Subsidiary's equity interest in Zhaoyuan Co. would increase to 70% and Dongxing's equity interest would decrease to 30%;

•

If the Nevada Subsidiary has invested a total of $1,000,000 in Zhaoyuan Co. and either Dongxing or the Nevada Subsidiary invest any additional capital in Zhaoyuan, the investment would be in the form of non-interest bearing contributed capital which the investing party would have the right to recover from Zhaoyuan Co.'s tax free profit before any sharing of profit would be allocated to the Nevada Subsidiary or Dongxing;

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

The $500,000 invested by the Company, was expended in the renovation of the property and exploration program.

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

Tianjin Empire Venture

On November 21, 2006, the Nevada Subsidiary entered into a Joint Venture Contract with the Tianjin Institute of Geology, and Mineral Resources, a Chinese legal entity ("Institute") for the formation and operation of a mining joint venture in the form of a Chinese limited liability company to be named Empire (Tianjin) Resources Co., Ltd. ("Tianjin Empire"). Tianjin Empire is to be formed to conduct mineral exploration, development, and, if warranted, mining operations in the Inner Mongolia Autonomous Region of Tianjin Province in the People's Republic of China ("Cooperation Area").  As set out below, the Institute has not yet transferred to Tianjin Empire the mineral properties the Institute is to contribute to the capital of Tianjin Empire. Until mineral properties with a valuation satisfactory to us are contributed to Tianjin Empire by the Institute, the properties proposed for transfer are not considered to be material properties by us.  The material terms of this contract and the related material events to the date of this Annual Report on Form 10-KSB are:

•

The execution of the contract on November 21, 2006 followed by the application for the required business license for Tianjin Empire for its formation and operation which license was granted in April of 2007;

•

The Institute is to contribute capital to Tianjin Empire in the amount of Renminbi (the main currency used in China) totaling approximately $300,000.  It is intended that the Institute’s capital contribution will be made in the form of the transfer to Tianjin Empire of mineral resources exploration licenses on properties located in the Cooperation Area.  Any properties transferred will be valued for purposes of the Institute’s capital contribution by mutual agreement of the Institute and the Nevada Subsidiary.  The Institute is obligated to transfer the properties for its capital contribution to Tianjin Empire.  The Institute has not presented its valuation on the prospective properties for contribution purposes.  The Institute has not timely presented the mineral properties and their valuations for transfer to Tianjin Empire under the terms of the agreement for this venture.  We have agreed with the Institute to extend the deadline for the completion of the property transfers by the Institute for its capital contribution and for the payment by the Nevada Subsidiary of the $500,000 balance to May 31, 2008;

•

The Institute will contribute to Tianjin Empire the mineral information and data held by Licenses on properties located in the Cooperation Area along with the mineral data had by it on that region;

•

The Nevada Subsidiary shall contribute a total of $1,000,000 to Tianjin Empire as follows: (i) $200,000 paid on July 5, 2007; (ii) $300,000 paid on September 5, 2007; and (iii) $500,000 to be paid on or before May 31, 2008;

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

•

The Nevada Subsidiary and the Institute shall each have a pre-emptive right of first refusal to purchase all or any part of the other's interest in Tianjin Empire except for transfer of an interest to an affiliate of the transferor;

•

Tianjin Empire shall have a five member Board of Directors with the Nevada Subsidiary having the right to appoint three members, including the Chairman, and the Institute having the right to appoint two members, including the Vice-Chairman, and these appointments have been made;

•

Certain activities of Tianjin Empire's Board of Directors require unanimous assent of the directors, including: (i) amendment to its Articles of Association; (ii) increase or reduction of its registered capital; (iii) its dissolution; (iv) mortgage or pledge of its assets; or (iv) merger, division or change of form of organization of Tianjin Empire;

•

Subject to approval of the Board of Directors, the Nevada Subsidiary shall nominate Tianjin Empire's General Manager and Chief Financial Officer and the Institute shall nominate its Deputy General Manager, which nominations have been completed;

•

The contract sets out provisions and guidelines for the operations of Tianjin Empire; and

•

The duration of Tianjin Empire shall be for a term of 30 years from the granting of its original business licenses.

The Institute (through an affiliate) received its business license on four mineral prospects on April 13 2007.  However, the Institute has not completed all the valuations of the properties for purposes of transferring the properties to Tianjin Empire to make its capital contribution.  The Institute and the Nevada Subsidiary have agreed to extend the deadline for the property transfers at a valuation mutually agreed upon by the parties to complete the Institute’s capital contribution to May 31, 2008.  If the Institute’s capital contribution is not timely made, it is the intention of the Company to terminate its participation in the Tianjin Empire venture.

Although Tianjin Empire has preliminary plans to develop an exploration program for the properties covered by the business license issued to the Institute, until the properties are transferred to Tianjin Empire, the Company does not consider the properties to be material.

On March 27, 2006, the Nevada Subsidiary entered into an agreement with Universal Gold Corp., a New York corporation ("Universal").   Universal is controlled by Walter Reissman, its Chief Executive Officer, and there were no preexisting affiliations between him or Universal, with the Company or the Nevada Subsidiary.  Universal is engaged in the business of providing facilitating services and information to persons and entities desiring to acquire, explore, develop and operate mineral properties in China.  The agreement with Universal was related to the Tianjin joint venture in that Universal introduced to the Institute and provided information on mineral properties and prospects in the area of interest. Under this agreement, the Nevada Subsidiary purchased from Universal certain business relationships, due diligence, know-how and research and development in process, and all related relevant and technical information whether tangible or intangible, including without limitation any data, designs, calculations, computer source codes (human readable format), specifications, test and installation, instructions, service and maintenance notes, technical, operating and service and maintenance manuals, user documentation, training materials, and other data, information, know-how and all goodwill associated therewith, in each case which are in the possession of, owned by, developed and/or licensed to Universal which relate to, and are necessary or desirable to enhance, develop, manufacture, assemble, service, maintain, install, operate, use or test and/or explore, mine and/or produce precious metals/minerals, not limited to gold, in China. The Nevada Subsidiary paid Universal $350,000.00 under the agreement. The total payment under the agreement of $350,000 was expensed when paid during the year ended December 31, 2006 as research and development expenses and no value was placed on the purchased assets.

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

Holders of exploration licenses and holders of mining licenses are subject to exploration right usage fees and mining right usage fees, respectively. In accordance with the “Administrative Measures on Registration of Mineral Resources Exploitation”, mining right usage fees are payable on an annual basis. The rate of mining right usage fee is RMB1,000 per sq. km. of mining area p.a. On the other hand, in accordance with the “Administrative Measures on Registration of Tenement of Mineral Resources Exploration and Survey”, exploration right usage fees are calculated according to the size of the exploration area and are payable on an annual basis. The rate of exploration right usage fees for the first year to the third year of exploration is RMB100 per sq. km. of exploration area p.a. From the fourth year of exploration onwards, the rate increases by RMB100 per sq. km of exploration area p.a. However, the annual maximum rate may not exceed RMB500 per sq.km. of exploration area. In addition, according to the amended “Administration Regulation for Collection of Mineral Resource Compensation Fee”), which became effective as of July 3, 1997, holders of mining licenses are subject to mineral resource compensation fees, which accounts for a certain percentage of the sales revenue of such holders. The mineral resource compensation fee is paid on a half-yearly basis.

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

After all related documents required by the authority have been provided and submitted the competent authority shall make a decision within 40 days and notify the applicant of the result. If the application is approved, the applicant must pay the exploration right usage fee before obtaining the exploration license, which is calculated according to the size of the exploration area. The fee is payable on an annual basis.

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

(d)

Laws of the Chinese – Foreign Equity Joint Venture and its Implementation Regulations.

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

(f)

Administrative Provisions for Environmental Protection of Construction Projects; and

(g)

Administrative Provisions on the Completion-Based Check and Acceptance of Construction Projects.

Plan of Operation

During the 12 month period commencing January 1, 2008, the Company will concentrate its efforts on the Panamanian copper prospect and the two Chinese mineral ventures, and in obtaining additional capital necessary to finance its operations.  It will also continue to evaluate additional mineral acquisitions.

The Zhaoyuan Co. will continue to explore the acquisition of other mineral prospects in the general area of its present property and continue to geologically evaluate its present property to determine if any further exploration on it is warranted.  If the efforts are unsuccessful, the Company intends to terminate the venture.  If Zhaoyuan acquires another prospect or evidence of other promising mineral targets on the present property, the Company will evaluate whether or not to provide an additional $500,000 for any future exploration program.

If the Institute presents an evaluation satisfactory to the Nevada Subsidiary of the properties under its business licenses and transfers the properties and licenses to Tianjin Empire, it will initiate an exploration program for these properties.  If the properties are not so transferred to Tianjin Empire, the Company presently intends to terminate this venture and not invest any additional funds in it.  We have developed a prepared exploration plan for Tianjin Empire which includes (i) a review and evaluation of geophysical, geochemical and geologic surveys conducted by the Institute on the areas in which the proposed properties are located during the spring of 2008; (ii) exploration work including geological mapping, sampling, trenching and ground geophysical surveys; (iii) drilling to test high chargeability anomalies where warranted by other exploration results; and (iv) evaluation of exploration results to determine feasibility of additional exploration and/or development work.  This exploration program would be conducted over the winter of 2008 and has a tentative budget of $1,000,000.00.  Based on the information available from the surveys conducted by the Institute on the areas in which the proposed properties are located, the properties are considered copper prospects.

The Company will concentrate its efforts on the completion of the phase two of the exploration work on the Panamanian Cerro Chorcha property.  The program, due to be initiated in June of 2008, calls for:  (i) the drilling of approximately 15,000 meters which will begin in June 2008; (ii) further ground exploration work and topographic survey; (iii) airborne geophysical surveys (magnetic and electromagnetic); (iv) environmental assessments of and work on access trails to and on the property; and (v) create a three-dimensional model of the property based on old and new drilling results.  It is estimated the phase two exploration program will be completed by or during the first quarter of 2009.  The program is estimated to cost $7,200,000.00 through March of 2009.

The Company will have to raise additional capital of approximately $9,000,000.00 to finance all of its operations through 2008.  There are presently no firm arrangements under which any capital can be obtained.

Personnel

The Company presently employs 2 full time employees, Pinchas Althaus, the Chief Executive Officer, and Diego Roca, the Chief Financial Officer. The Company's Vice President of Exploration, Craig Alford, is compensated as an independent contractor due to his out of the country residency status.  The Company anticipates hiring additional personnel for administrative and financial functions during the year ended 2008.

Risk Factors

This Registration Statement contains statements concerning our future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". Our ability to do this has been fostered by the Private Securities Litigation Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. In addition, the Company's status as an exploration and development company without any present revenue producing operations increases the risks involved in an investment in the Company.  These factors affecting us include, but are no limited to, the following:

PROPOSED OPERATIONS ARE DEPENDENT UPON OUR ABILITY TO RAISE A MATERIAL AMOUNT OF CAPITAL.

We are involved in the business of locating, acquiring, exploring, developing and operating mineral prospects and properties and have no present revenue producing operations. Our present contractual obligations require that we expend a total of approximately $500,000 over the next 12 months, to complete our minimum investments in the two Chinese ventures and $15,000,000 over the next 36 months, if we are to earn the full 65% interest in the Panama investment. In addition, there is no assurance that the expenditures of these funds will develop any of our mineral prospects to the point they may become revenue producing. The time and capital required for the exploration and development of production from mineral properties are intensive.  Even if the results of our exploration and development activities are successful, we may still face material additional capital requirements to be able to achieve economical operations.

WE HAVE NO PRESENT SOURCE OF REVENUE AND ARE DEPENDENT UPON RAISING ADDITIONAL CAPITAL TO FINANCE CONTINUED OPERATIONS.

We have no present source of revenue. The lack of successful results in our exploration program of Zhaoyuan Co. has eliminated our only immediate potential source of revenue. We are dependent upon our ability to raise additional capital to finance our operations including our administrative operating costs which are estimated at $750,000 for the 12 months commencing January 1, 2008.  Under our present program, it will likely be several years before we develop any revenue, even if our mineral exploration programs are successful, of which there is no assurance.

OUR COMMITMENTS TO REGISTER SHARES FOR SALE BY SELLING SHAREHOLDERS WILL ADVERSELY AFFECT OUR ABILITY TO RAISE NECESSARY CAPITAL.

We have contractual commitments to file a Registration Statement under the Securities Act of 1933 for the sale by certain of our shareholders of 6,093,333 shares of outstanding common stock and 2,807,500 shares of common stock underlying warrants issued or to be issued.  In addition, we have agreed to include additional shares of common stock in any such Registration Statement for other outstanding shares or shares underlying warrants or convertible notes on a "piggyback basis".  The offering of these shares under the Registration Statement will adversely effect our ability to raise additional capital.

WE FACE A SIGNIFICANT RISK OF THE LOSS OF OUR INVESTMENTS IN OUR CHINA PROJECTS.

We have invested $500,000.00 in the Zhaoyuan Co. joint venture and $500,000.00 in the Tianjin Empire joint venture.  The results of the exploration program of the Zhoyuan Co. were negative and unless further geological work is successful or it can find another mineral prospect in the area the venture will be terminated.  The failure of the Institute (our Chinese partner in the Tianjin venture) to transfer mineral properties has imperiled the future of this venture.  There is a significant risk that we may lose both of these investments.

OUR OUTSTANDING CONVERTIBLE NOTES TOTALING $550,000.00 MAY HAVE TO BE REPAID INCREASING OUR NEED TO RAISE ADDITIONAL CAPITAL.

We have two outstanding Convertible Promissory Notes totaling $550,000.00 convertible into common stock which have the following maturities and conversion prices: (i) $200,000.00 – May 31, 2008 (convertible at $1.00 per share); and (ii) $350,000.00 – May 31, 2008 (convertible at $1.00 per share).  If these notes are not converted, they will have to be paid.  This would deplete our funds and increase our necessity to raise additional capital.

OUR OUTSTANDING LOAN PAYABLE OF $1,650,000.00 MAY HAVE TO BE REPAID INCREASING OUR NEED TO RAISE ADDITIONAL CAPITAL.

We have an outstanding Loan Payable in the amount of $1,650,000.00 due and payable on September 30, 2008.  This loan will have to be repaid.  This would deplete our funds and increase our necessity to raise additional capital.

ALL OF OUR PRESENT OPERATIONS ARE IN FOREIGN COUNTRIES WITH RESULTANT RISKS AND UNCERTAINTIES.

Our present mineral operations are in the People's Republic of China and the Republic of Panama. Accordingly, we are subject to risks and uncertainties involved in such foreign operations including:

•

Difficulties in language communications and these arising out of cultural differences may adversely effect our operations;

•

The laws of the People's Republic of China and the Republic of Panama will govern our material agreements and operations. Their systems of laws and the enforcement thereof may not be as certain in implementation and interpretation as in the United States;

•

Substantially all of our non-cash assets will be located outside of the United States. Accordingly, we may not be able to enforce any judgments of any United States courts predicated upon United States laws on state laws, including securities laws;

•

The value of the "Renminbi" ("RMB"), the main currency used in the Peoples' Republic of China ("PRC") fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. The conversion of RMB into foreign currencies such as the United States dollar has be generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, the PRC recently adopted a floating rate with respect to the RMB, with a 0.3% fluctuation. While most of the Company's business is conducted inside PRC will use the RMB changes in the exchange rate between it and other currencies may have a material adverse on our business; and

•

The RMB is not presently a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in the U.S. dollar. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government's control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the RMB into foreign currencies. We believe we will be required to apply for "Foreign Exchange" remittance of foreign currencies for payment of dividends and other distributions and such may be affected without requiring the approval of SAFE.  However, even then, some items as direct investments, loans, securities, and the like still require the approval of SAFE. We may not be able to obtain a certificate or the current foreign exchange measures may be changed in a way that will make payment of dividends and other distributions outside China more difficult or unlawful. In that case, of we intend to distribute profits outside of the PRC, we may not be able to obtain sufficient foreign exchange to do so.

THE MINERAL INDUSTRY IS SUBJECT TO INTENSIVE AND INCREASING GOVERNMENTAL REGULATION WHICH MAY ADVERSELY EFFECT OUR OPERATIONS.

All of our mineral operations will be subject to intensive and increasing governmental regulations, including those involving environmental, labor, waste management, environmental restoration, property ownership rights, and health and safety matters.  Our Chinese operations are subject to the supervisory and administrative laws and regulations administered and/or issued by the Ministry of Land and Resources of the Peoples Republic of China and by the geology and mineral resources departments of the respective provinces, autonomous regions and municipalities in which properties are located.  Exploration activities are conducted under licenses granted under the “Administrative Measures on Registration of Tenement of Mineral Resources Exploration and Survey” which also provides for supervising and taxing those activities.  The “Administrative Measures on Registration of Mineral Resources Exploration” regulates mining activities, including their licensing, supervision and taxation.  These two laws require that all exploration and mining activities comply with all national and local laws and regulations governing labor safety, water and soil conservation, land reclamation and environmental protection.  See Chinese Regulations above.  The operations being conducted in Panama on the Cerro Chorcha prospect by Cuprum are subject to the laws of Panama relating to mineral activities and to the terms of the exclusive exploration agreement included as part of the Panamanian mineral concession.  See Panamanian Regulations above.  Compliance with the applicable regulations, which are only likely to increase in the future, may adversely impact mining operations and their results. Since we will be operating in foreign jurisdictions these adverse effects may be magnified.

WE WILL BE DEPENDENT UPON THE SERVICES OF OTHERS IN OUR MINERAL OPERATIONS.

We will be dependent upon the services of others, including our joint venture partners and independent third parties in our exploration, development and mining operations. Our activities will be limited to supervision of and raising capital for the mineral activities. This diminished control over daily activities may adversely effect our operations.

WE HAVE NO PRESENT ESTABLISHED ECONOMIC OR RESERVES AND NO ASSURANCE WE CAN DEVELOP ANY.

There are no established economic ore reserves on any of the properties involved in our ventures. There is no assurance that we will be able to develop any such reserves; or that, if reserves are developed, we ill be able to mine them profitability, due to insufficient capital or otherwise.

IF WE DEFINE AN ECONOMIC ORE RESERVE AND ACHIEVE PRODUCTION, IT WILL DECLINE IN THE FUTURE AS AN ORE RESERVE IS A WASTED ASSET.

Our future ore reserve and production, if any, will decline as a result of the exhaustion of reserves and possible closure of any mine that might be developed. Eventually, at some unknown time in the future, all of the economically extractable ore will be removed from the properties, and there will be no ore remaining. This is called depletion of reserves. Ultimately, we must acquire or operate other properties in order to continue as an ongoing business.

MINERAL MARKET PRICES ARE SUBJECT TO FLUCTUATIONS WHICH MAY ADVERSELY EFFECT OUR OPERATIONS.

If we are successful in developing any mineral properties, our ability to operate at a profit will be dependent on the then existing market price of the involved mineral. Declines in the market prices of the involved mineral may render reserves containing relatively low grades of ore uneconomic to exploit, and we may be required to discontinue exploration, development or mining on the properties, or write down our assets. We cannot predict the future market price of minerals and we may not be able to survive in a declining market situation.

WE HAVE NOT OBTAINED ANY REPORT FROM AN INDEPENDENT GEOLOGIST OR MINING ENGINEER ON THE PANAMANIAN PROPERTY

Although our Vice President of Exploration has visited the Cerro Chorcha, site, we have not had any field examination done or report prepared on the site by any independent geologist or mining engineer. This subjects any investor in the Company to the risk of a lack of such independent review.

THE CERRO CHORCHA PROSPECT IS AN EXPLORATION PROSPECT WITHOUT ESTABLISHED RESERVES.

The Cerro Chorcha property is an exploration prospect without any established reserves.  We have relied, in part, on a pre-feasibility study the property prepared for Bellhaven and Cuprum in our evaluation of it.  These are significant risks involved in so relying on results of a pre-feasibility study, including:

•

The limited amount of drilling work underlying the study;

•

Any process testing done is limited to small pilot plants and/or bench scale testing;

•

There are normally difficulties obtaining expected metallurgical recoveries when you are scaling up to production scale from a pilot plant;

•

The preliminary nature of the sine and processing concepts;

•

The lack of accuracy in preliminary cost estimates;

•

The actual metallurgical recoveries made; and

•

The history of pre-feasibility studies of typically underestimating capital and operating costs.

THE CERRO CHORCHA PROJECT INVOLVES A LARGE EXPLORATION PROPERTY IN AN ISOLATED UNDEVELOPED AREA REQUIRING LARGE TIME EFFORT AND CAPITAL EXPENDITURES.

The Cerro Chorcha property is a large exploration prospect located in an isolated undeveloped area. The exploration program will require the expenditure of large amounts of capital over a period of several years.  If the results of the initial exploration work are satisfactory, we will have to build access roads to and on the property to be able to complete the exploration program. If the completed exploration program is successful, we will then be faced with the necessity to complete the planning for the development of the property to the extent necessary to support a final or bankable feasibility study.  During this period we will be subject to the potential adverse impact of factors beyond our control on the project; i.e., the decline in the price of the targeted mineral.

Item 2.  Description of Property.

(Item 7 of Model 1B of Form 1A)

The Company has no material physical properties. Its material assets consist of cash, cash equivalent, its stock ownership of the Nevada Subsidiary and its contractual rights under the Panamanian project. The material assets of the Nevada Subsidiary consist of cash, cash equivalents and its contractual rights in the two Chinese joint ventures.

The Company leases approximately 760 square feet of office facilities at Suite 1817, 75 Rockefeller Plaza, New York, New York 10019.  The initial lease term runs from February 14, 2008 through August 31, 2008.  The Company pays a monthly rental of $6,000.00 plus $450.00 for telephone facilities.  The lease automatically renews for a six-month term at the same rental fees unless terminated by either party by written notice on or before June 1, 2008.

Item 3.  Directors, Executive Officers and Significant Employees.

(Item 8 of Model B of Form 1A)

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position

Pinchas Althaus	33	President, Chief Executive Officer and Director

Diego Roca	40	Executive Vice-President, Chief Financial Officer, Treasurer, and Director

Craig Alford	44	Vice President of Exploration

Bruce W. Minsky	44	Director

Grant Ewing	47	Director

Pinchas Althaus has served as a director and as the President of the Nevada Subsidiary since March of 2006. He has been a director and President of the Company since February of 2007. From of October of 2004 to April of 2006 he was employed as the Chief Operating Officer for Golden River Resources, a mining and mineral exploration company of Melbourne, Australia.  From February through October of 2004, he was employed as the Director of Business Development for Golden River Resources.  From February of 2003 through December of 2003, he served as the Director of Business Development for Tahera Diamond Corporation of Toronto, Canada. From February of 2000 to February of 2003, he was the Director for Business Development for Ambient Corp. Mr. Althaus attended the Rabbinical College of Israel from which he received Rabbinical Certification in 1994.

Diego E. Roca served as a director and the Chief Financial Officer, Executive Vice President and Treasurer of the Nevada Subsidiary from May of 2006 on a part-time basis. In March of 2007, he assumed these positions on a full time basis for the Company and the Nevada Subsidiary. He has over 15 years of experience in financial management, operations, public (SEC) filings, cash management and internal controls including 9 years ending in 2004 with Digitec 2000, Inc.  There he began as Digitec's Controller, progressing to Chief Operating Officer and Senior Vice President and Chief Financial Officer. From November 2004 until February 2007, Mr. Roca served as a consultant to various companies, including working with Empire Minerals on a part-time basis.  He was the Chief Executive Officer and a Director of Trimax Corp. for the month of July 2004.  Mr. Roca received a Bachelor of Science degree in Accounting from Queens College in 1992.

Craig Alford has served as the Vice President of Exploration for the Nevada Subsidiary since April of 2006 and for the Company since February of 2007.  Since 2001 Mr. Alford has acted as President and proprietor of All Tech Services, providing geological consulting services to the hard rock and oil & gas industry. The hard rock clients include Placer Dome, Kentor Gold and Kings Bay Minerals. From 1996 to 2001, Mr. Alford acted as Senior Project Geologist/District Manager for TeckCominco in Central Asia and South America.  He received a Bachelor of Science Degree from Lakehead University in Thunder Bay, Ontario, Canada in 1985 and a Masters of Science in Geology from Lakehead University in 1998.

Bruce W. Minsky has served as a director of the Nevada Subsidiary since May of 2006 and of the Company since February of 2007. Mr. Minsky has been engaged in the private practice of law in New Hempstead, New York since May of 2004.  From July of 1991 through April of 2004 he was employed by the Banco Popular North America of New York City for which he served as Vice President and House Counsel. Mr. Minsky is a member of the Bar of the States of California, Connecticut and New York. Mr. Minsky received a Bachelor of Arts Degree from Boston University in 1985.  In 1988, he received a Juris Doctor Degree from Southwestern University School of Law. In 1989, he received a Masters Degree in American Banking from Boston University.

Grant Ewing has served as a director of the Company since December 4, 2007.  Mr. Ewing's mining career spans over 20 years. He has been the Chief Executive Officer of Staccato Gold Resources Ltd. since November 2007. During 2007, he served as President and Chief Operating Officer of Linear Metals Corporation. Mr. Ewing served as Executive Vice President of Corporate Development for Tahera Diamond Corporation from 2003 to 2007; and as Vice President-Investor Relations and Corporate Development and Corporate Secretary from 1998 to 2002.

There are no family relationships between any of the directors, officers or significant employees.

Item 4.  Remuneration of Directors and Officers.

(Item 9 of Model B of Form 1A)

The following table sets forth the remuneration paid during the fiscal year ended December 31, 2007 to persons who were during that year or now are officers and directors of the Company by the Company and/or the Nevada Subsidiary.

Name of Individual Or Entity of Group	Capacities Which Remuneration Received	Total Remuneration

Pinchas Althaus	As Officer of Nevada Subsidiary	$175,000

Diego Roca	As Officer of Nevada Subsidiary	$130,308

Craig Alford	As Officer of Nevada Subsidiary	$95,385

Bruce W. Minsky (1)	As General Counsel	$9,775

Grant Ewing	Director	-0-

All Officers and Directors as a Group (6 Persons)		$410,468

_________________

(1)

Resigned from positions of Senior Vice President, Secretary and General Counsel on March 10, 2008.

In addition to the cash remuneration paid to Mr. Pinchas Althaus, on February 19, 2007, the Nevada Subsidiary issued to him 1,500,000 shares of its common stock as a bonus for his services to the Nevada Subsidiary during 2006 and as incentive compensation for future services. These shares of the Nevada Subsidiary became 1,500,000 shares of the Company's common stock, upon its acquisition of the Nevada Subsidiary February 20, 2007.  These shares issued to Mr. Althaus were valued at $0.50 per share for total additional compensation of $750,000.00.

In April of 2006, the Nevada Subsidiary granted stock warrants to purchase 500,000 shares of its common stock at $0.10 per share during the period ending March 31, 2009 to Mr. Alford.  The stock warrants were granted to Mr. Alford as compensation for his services in the formation of the Nevada Subsidiary and were valued under the Black-Scholes method at $118.00.  These stock warrants were exercised in February of 2007 and the shares became shares of the Company's common stock on the same terms upon its acquisition of the Nevada Subsidiary.

On November 25, 2007, the Company issued stock options to five individuals (four of whom were then officers and/or directors of the Company) to purchase up to a total of 5,400,000 shares of its common stock.  These options are for a five year term commencing February 23, 2008, have an exercise price of $0.50 per share and have cashless exercise provisions.  Information as to these options is as follows:

Optionee	Number of Shares	Valuation (1)

Pinchas Althaus	1,900000	$522,825

Diego Roca	1,500,000	$412,757

Craig Alford	1,200,000	$330,205

Bruce Minsky	400,000	$110,069

Alan Mulaire	400,000	$110,069

________________

(1)

Valuation under the Black-Scholes method.

We presently anticipate that during the year 2008 remuneration will be paid to the Company's officers and directors for services to the Company and the Nevada Subsidiary as follows:

Name	Estimated Annual Total Remuneration

Pinchas Althaus	$300,000
Diego Roca	$160,000
Craig Alford	$90,000

On January 26, 2008, the Company issued stock options to Grant Ewing, a director of the Company, to purchase up to a total of 200,000 shares of its common stock.  These options are for a five year term commencing April 25, 2008, have an exercise price of $0.50 per share and have cashless exercise provisions.  The value of the options under the Black-Scholes method is $51,585.

Item 5.   Security Ownership of Management and Certain Securityholders.

(Item 10 of Model B of Form 1A)

The following table sets forth information as to the ownership of outstanding capital stock of the Company by its officers and directors and any shareholder owning more than 10% of any class of the Company's capital stock as of April 1, 2008:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Pinchas Althaus 75 Rockefeller Center, Suite 1817 New York, NY 10019	4,500,000(1)	10.71%

Common Stock	Diego Roca 75 Rockefeller Center, Suite 1817 New York, NY 10019	300,000(1)	0.71%

Common Stock	Craig Alford 69 Regent Street Thunder Bay, Ontario Canada P7A 567	1,900,000(1)	4.61%

Common Stock	Bruce Minsky 112 Brick Church Road New Hempstead, NY 10907	200,000(1)	0.48%

Common Stock	Grant Ewing 700 Kerr Street Oakville, Ontario Canada L6K 3W5	-0- (1)	-

Common Stock	All Officers and Directors of the Company as a Group	6,900,000	16.7%

_______________

(1)

Does not include shares underlying stock options as follows:  (i) Pinchas Althaus – 1,900,000; (ii) Diego Roca – 1,500,000; (iii) Craig Alford – 1,200,000; (iv) Bruce Minsky – 400,000; and (v) Grant Ewing - 200,000.

All of the directors of the Company, namely, Messrs. Althaus, Roca and Ewing may be deemed to be "parents" of the Company as such are defined under the Securities Exchange Act of 1934, as amended, by virtue of their positions since they have the duty under Delaware corporate law to control and direct the actions of the Company.

Item 6.   Interest of Management and Others in Certain Transactions

(Item 11 of Model B of Form 1A)

Information is set forth in this Item as to any transaction during the two years ending April 1, 2008 to which the Company or Nevada Subsidiary was a party and in which any officer, director of the Company or any holder of more than 10% of any class of its stock had or is to have a material interest.

In December of 2007, the Company authorized and issued to Pinchas Althaus, its Chief Executive Officer and President, 100 shares of a Series I Preferred Stock pursuant to his Employment Agreement with the Company.  The Series I Preferred Stock:  (i) had no dividend preference; (ii) was not convertible into any other stock of the Company; (iii) was not redeemable by the Company; (iv) had a liquidity preference of $1.00 per share but was non-participating thereafter; and (v) had a “Super Voting Power” which enabled it to decide all matters submitted to the shareholders for a vote or action by consent.  The Series I Preferred Stock had the right to cast 80% of all votes entitled to be made by the shareholders.

On February 20, 2007, the Nevada Subsidiary granted and issued to Pinchas Althaus 1,500,000 shares of its common stock as bonus compensation and as consideration for his cancellation of a stock warrant to purchase 1,500,000 shares of its stock at $0.10 per shares. These 1,500,000 shares of the Nevada Subsidiary became 1,500,000 shares of the Company's common stock upon the Company's acquisition of the Nevada Subsidiary on February 20, 2007.

On April 5, 2006 the Nevada Subsidiary granted and issued warrants to purchase shares of its common stock at $0.10 per share during the period from April 6, 2006 through March 31, 2009 as follows: (i) Pinchas Althaus - 1,500,000 shares; and (ii) Craig Alford - 500,000 shares. The warrants for 1,500,000 shares held by Mr. Althaus were cancelled on June 1, 2007. The remaining warrant granted to Mr. Alford for 500,000 shares was exercised and became shares of the Company's common stock upon the Company's acquisition of the Nevada Subsidiary on February 20, 2007.

In August of 2005, the Company authorized and issued to its then President 100 shares of a Series I Preferred Stock.  The Series I Preferred Stock:  (i) had no dividend preference; (ii) was not convertible into any other stock of the Company; (iii) was not redeemable by the Company; (iv) had a liquidity preference of $1.00 per share but was non-participating thereafter; and (v) had a “Super Voting Power” which enabled it to decide all matters submitted to the shareholders for a vote or action by consent.  The Series I Preferred Stock had the right to cast 80% of all votes entitled to be made by the shareholders.

On October 26, 2006, Diego Roca, Executive Vice President, Chief Financial Officer and a director of the Company purchased all 100 outstanding shares of the Series I Preferred Stock for cash in the amount of $5,000.00.  On June 18, 2007, the Company purchased the 100 shares of Series I Preferred Stock from Mr. Roca for $10,000.00.  The Company has since canceled the 100 outstanding shares and the authorization of this class of Preferred Stock.

The Nevada Subsidiary has entered into two services agreements with Saddle River Associates, Inc., a New York corporation (“Saddle River”).  The first agreement dated March 26, 2006 provides that Saddle River will provide consulting services relating to locating and evaluating financing alternatives, corporate structuring and other business issues and planning for a consulting fee of $15,000 per month.  The agreement was for a one-year term which term automatically renews unless either party gives notice to terminate at least 90 days before the end of a term year.  As of April 1, 2008, Saddle River had been paid $300,000.00 under this agreement.

The second agreement between Saddle River and the Nevada Subsidiary was made April 9, 2006 and was amended on December 15, 2006 and June 1, 2007.  As amended, the agreement:

•

Provided Saddle River would perform services in assisting the Nevada Subsidiary in locating a qualified acquisition or merger entity and assist in the business aspects of a business combination with the entity.

•

Called for the payment of a total of $550,000.00 upon completion of a business combination with the introduced entity, which amount has been paid to Saddle River for the business combination with the Company.

•

Provided for the issuance to Saddle River of warrants to purchase 500,000 shares of common stock if and when $3,000,000.00 of financing was received.  This obligation of the Nevada Subsidiary was assumed by the Company in the business combination and five year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share were issued to Saddle River.  The 500,000 warrants were canceled by agreement of the parties in the June 1, 2007 amendment to the agreement.

•

Provides that the Company will issue stock purchase warrants to Saddle River in an amount up to warrants to purchase 1,000,000 shares on the basis of warrants to purchase up to 100,000 shares for each $1,000,000.00 of financing received by the Company in excess of the initial $3,000,000 already received.  These warrants will be exercisable at $0.50 per share over a five year term from the date of issuance.

The Company has also assumed an accrued liability to Saddle River of $23,750.00 for services related to the business combination between the Company and the Nevada Subsidiary.  The Company has given notice to terminate these agreements on April 15, 2008.

For information on stock options to purchase up to 5,600,000 shares of the Company’s common stock at $0.50 per share.

See Item 5.  Security Ownership of Management and Certain Securityholders immediately above.

PART II

Item 1.   Market Price of and Dividends on the Company's Equity and Related

Shareholder Matters.

The Company's common stock is quoted in the National Daily Quotation Sheets (commonly referred to as the "Pink Sheets") published by the National Quotation Bureau.

The following table sets forth the high and low bid of the common stock in the Pink Sheets for the periods indicated. The bid price represents prices between dealers, which do not indicate retail markups, markdown or commissions and the bid prices may not represent actual transactions:

Quarter Period	High	Low

October – December 2005	$ 96.00	$40.00
January - March 3006	60.00	42.00
April - June 2006	58.00	7.20
July - September 2006	8.00	1.00
October – December 2006	380	1.10
January - March 2007	4.00	1.21
April - June 2007	2.50	1.50
July – September 2007	2.25	1.50
October – December 2007	2.00	1.40

The number of record holders of our common stock of at March 24, 2008 was 157.  Additional owners of the common stock hold their shares in street name with a brokerage firm and a depository firm.

The holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available, and after payment of adequate provisions for the payment of preferential dividends due on any then outstanding preferred stock.  We have never had any material earnings and do not presently have any capacity to generate any such earnings.  We have never declared any dividends. We do not anticipate declaring and paying any cash dividends in the foreseeable future.

Item 2.   Description of Exhibits.

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation with Amendments through May 31, 2007 (1)

3.1a	Certificate of Ownership, Merger and Name Change (4)

3.2	Company's Bylaws (1)

10.1	Merger Agreement by and among Empire Minerals Corp., a Delaware corporation, Xacord Acquisitions Sub Corp., a Nevada corporation and Empire Gold Corp., a Nevada corporation dated February 20, 2007 (1)

10.2

Joint Venture Contract by and between Diying (Tianjin) Mining Science and Technology Development Co., Ltd., organized under the laws of the Peoples Republic of China and Empire Gold Corp., a Nevada corporation dated November 21, 2006. (1)

10.2a	Amendment to Joint Venture Contract for Tianjin dated July 3, 2007. (2)

10.2b	Second Amendment to Joint Venture Contract for Tianjin dated September 5, 2007. (3)

10.2c	Amendment dated November 5, 2007 to Joint Venture Contract for Tianjin. (3)

10.3	Cooperation Company Contract between Dongxing Gold Minerals Co., Ltd., organized under the laws of the People's Republic of China and Empire Gold Corp., a Nevada corporation dated March 31, 2006. (1)

10.4

Exploration and Development Agreement between and among Cuprum Resources Corp., a Panamanian corporation, Bellhaven Copper & Gold, Inc., a British Columbia corporation and Empire Minerals Corp., a Delaware corporation dated March 6, 2007. (1)

10.5	Restricted Equity Purchase Agreement (1)

10.6	Stock Repurchase Agreement (1)

10.7	Convertible Promissory Note dated June 25, 2007. (2)

10.7a	Amendment to June 25, 2007 Convertible Promissory Note. (3)

10.8	Convertible Promissory Note dated June 26, 2007. (2)

10.9	Convertible Promissory Note dated July 2, 2007. (2)

10.10	Subscription Agreement – Goldberg. (2)

10.11	Form of Subscription Agreement. (2)

10.12	Special Warrant Documents. (2)

10.13	Advisory Agreement between Saddle River Associates, Inc. and Empire Gold Corp. (2)

10.14	Acquisition Agreement between Saddle River Associates, Inc. and Empire Gold Corp. (2)

10.15	Consulting Agreement between Empire Gold Corp. and Silver Global S.A. (2)

10.16	Loan Agreement between Dominion Minerals Corp. and Balstone Investments, Ltd. dated March 10, 2008. (5)

10.17	Indemnification Letter dated March 11, 2008 between Dominion Minerals Corp. and Pinchas Althaus. (5)

21.1	Subsidiaries*

31.1	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________________

*

Filed herewith.

(1)

Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Commission on June 22, 2007.

(2)

Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB filed with the Commission on October 1, 2007.

(3)

Incorporated by reference to the Company’s Amendment No. 2 to the Registration Statement on Form 10-SB filed with the Commission on November 20, 2007.

(4)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2007.

(5)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008.

Item 3.   Changes in and Disagreements with Accountants.

The Company had no relationship with an independent accountant for over 5 years prior to the engagement of the independent accountant for the audit of the financial statements for the fiscal years ended December 31, 2005 and 2006, and the six-months period ended June 30, 2007, which were filed with the Registration Statement on Form 10-SB and the amendments thereto. In 2007, the Company's Board of Directors approved Moore Stephens Wurth Frazer and Torbet, LLP to be its auditors.

Item 4.   Submission of Matters to a Vote of Securityholders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.   Compliance with Section 16(a) of the Exchange Act.

(a)

Information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports required by Section 16(a) of the Exchange Act is as follows:

Name	Date of Event Requiring Filing of Form 3	Required Filing Date of Form 3	Date Form 3 Filed with SEC

Pinchas Althaus	August 21, 2007(1)	August 21, 2007	August 27, 2007
Craig Alford	August 21, 2007(1)	August 21, 2007	Not Filed
Bruce Minsky	August 21, 2007(1)	August 21, 2007	August 27, 2007
Diego Roca	August 21, 2007(1)	August 21, 2007	December 28, 2007
Grant Ewing	December 4, 2007(2)	December 14, 2007	April 14, 2008

__________________

(1)

Effective date of Registration Statement filed by the Company on Form 10-SB.

(2)

Date of becoming a member of the Company’s Board of Directors.

(b)

Information with respect to Form 4 filings is as follows:

Name	Date of Event Requiring Filing of Form 4	Required Filing Date of Form 4	Date Form 4 Filed with SEC

Pinchas Althaus	November 25, 2007(1)	November 27, 2007	Not Filed
Craig Alford	November 25, 2007(1)	November 27, 2007	Not Filed
Bruce Minsky	November 25, 2007(1)	November 27, 2007	Not Filed
Diego Roca	November 25, 2007(1)	November 27, 2007	Not Filed
Grant Ewing	January 26, 2008 (2)	January 28, 2008	Not Filed

__________________

(1)

Date of grant of stock options to purchase common stock.

(2)

Date of grant of stock purchase warrants.

PART F/S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dominion Minerals Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dominion Minerals Corp. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2007, for the period from inception (March 1, 2006) through December 31, 2006 and for the period from inception (March 1, 2006) through December 31, 2007. Dominion Minerals Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominion Minerals Corp. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, for the period from inception (March 1, 2006) through December 31, 2006 and for the period from inception (March 1, 2006) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/S/ Moore Stephens Wurth Frazer and Trobet, LLP

Walnut, California

April 15, 2008

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS
DECEMBER 31,
2007
CURRENT ASSETS:
Cash and cash equivalents	$878,116
Prepaid expense	69,521
Total current assets	947,637

EQUIPMENT, net	40,717

OTHER ASSETS:
Notes issuance cost, net	303,615
Long term investment	2,720,279
Total other assets	3,023,894

Total assets	$4,012,248

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$526,304
Convertible note payable	300,000
Total current liabilities	826,304

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized;
100 shares issued and outstanding as of December 31, 2007	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
42,605,696 issued and outstanding as of December 31, 2007	4,261
Escrowed common stock	(267)
Additional paid-in capital	11,070,380
Stock subscription receivable	(1,560)
Deficit accumulated during the exploration stage	(7,912,036)
Accumulated other comprehensive income	25,166
Total shareholders’ equity	3,185,944

Total liabilities and shareholders’ equity	$4,012,248

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For year	From inception	From inception
	ended	(March 1, 2006)	(March 1, 2006)
	December 31,	to December 31,	to December 31,
	2007	2006	2007

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

RESEARCH AND DEVELOPMENT COSTS	381,662	398,690	780,352
GENERAL AND ADMINISTRATIVE EXPENSES	5,316,567	1,731,566	7,048,133

LOSS FROM OPERATIONS	(5,698,229)	(2,130,256)	(7,828,485)

OTHER (EXPENSE) INCOME	(90,135)	6,584	(83,551)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,788,364)	(2,123,672)	(7,912,036)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(5,788,364)	(2,123,672)	(7,912,036)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	27,817	(2,651)	25,166

COMPREHENSIVE LOSS	$(5,760,547)	$(2,126,323)	$(7,886,870)

LOSS PER SHARE
Basic and diluted loss per share	$(0.16)	$(0.12)

Basic and diluted weighted average number of common shares	36,976,408	17,006,959

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
STATEMENT OF SHAREHOLDERS’ EQUITY
										ACCUMULATED
							ADDITIONAL	STOCK		OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		PAID-IN	SUBSCRIPTION	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS’
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	DEFICIT	GAIN (LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)			3,400

Shares issued March 29, 2006 for $80,500 in services
and $4,500 cash, at $0.01 per share			8,500,000	850			84,150				85,000

Stock sold through subscription agreements
April through December 2006
at $0.50 per share			5,505,000	551			2,751,949				2,752,500

Stock issued through the exercise of warrants			20,000	2			1,998				2,000

Stock warrants issued to employees							474				474

Stock warrants issued to consultants for advisory services							197,113				197,113

Foreign currency translation loss										(2,651)	(2,651)
Net loss									(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)	$(2,123,672)	$(2,651)	$914,164

Proceeds on subscription receivable								1,500			1,500

Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)				(135,207)

Repurchase preferred stock	(100)						(10,000)				(10,000)
Stock issued

$0.10 per share, conversion of warrants for cash			450,000	45			44,955				45,000

$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)				-

$0.013 per share, for conversion of Xacord note			7,925,000	793			105,278				106,071

$0.50 per share, CEO for compensation			1,500,000	150			749,850				750,000

$0.50 per share, for cash			3,314,000	331			1,656,669				1,657,000

$0.50 per share, for consulting services			2,299,000	230			1,149,270				1,149,500

$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533				666,666

$0.50 per share, for loan issuance cost			800,000	80			399,920				400,000

Warrants issued with convertible note							67,427				67,427

Special warrants issued

Issued for cash							2,230,000				2,230,000

Issued with convertible promissory note							500,000				500,000

Preferred stock issued for compensation expense	100	-					10,000				10,000

Stock compensation expense							594,370				594,370

Foreign currency translation gain										27,817	27,817

Net loss									(5,788,364)		(5,788,364)

Balance, December 31, 2007	100	$-	42,605,696	$4,261	(2,666,667)	$(267)	$11,070,380	$(1,560)	$(7,912,036)	$25,166	$3,185,944

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year	From inception	From inception
	ended	(March 1, 2006)	(March 1, 2006)
	December 31,	to December 31,	to December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,788,364)	$(2,123,672)	$(7,912,036)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	9,347	-	9,347
Bad debt expense
Warrants issued for services	-	197,587	197,587
Amortization of debt discount	31,641	-	31,641
Amortization of loan issuance cost	206,172	-	206,172
Common stock issued for advisory services	1,829,979	76,500	1,906,479
Empolyee stock option	594,370	-	594,370
Preferred stock issued for employee compensation	10,000	-	10,000
Loss on currency exchange	11,080	-	11,080
Change in operating liabilities:
Accrued liabilities	363,414	162,890	526,304
Net cash used in operating activities	(2,652,361)	(1,686,695)	(4,339,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(4,183)	(42,305)	(46,488)
Long term investment	(2,053,614)	-	(2,053,614)
Notes receivable	(80,000)	-	(80,000)
Net cash used in investing activites	(2,137,797)	(42,305)	(2,180,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,657,000	2,764,400	4,421,400
Proceeds from special warrants	2,218,920	2,000	2,220,920
Proceeds from exercise of warrants	45,000	-	45,000
Payment on note issuance cost	(74,000)	-	(74,000)
Payment on notes payables	(325,000)	-	(325,000)
Proceeds from notes payable	1,105,000	-	1,105,000
Proceeds from subscription receivable	1,500	-	1,500
Payment repurchase preferred stock	(10,000)	-	(10,000)
Net cash provided by financing activities	4,618,420	2,766,400	7,384,820

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15,955	(3,501)	12,454

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(155,783)	1,033,899	878,116

CASH AND CASH EQUIVALENTS, beginning of the period	1,033,899	-	-

CASH AND CASH EQUIVALENTS, end of period	$878,116	$1,033,899	$878,116

SUPPLEMENTAL DISCLOSURES:
Interest paid	$66,024	$-	$66,024
Income taxes paid	$-	$-	$-
Net liabilities assumed in reverse acquisition	$135,207	$-	$135,207
Conversion of notes and interest for common stock	$106,071	$-	$106,071
Issuance of founders stock for subscription receivable	$-	$14,960	$14,960
Shares issued for exploration and development of investment	$666,666	$-	$666,666
Common stock issued to prepay for consulting services	$69,521	$-	$69,521
Special warrants issued for repayment	$500,000	$-	$500,000
of convertible promissory note
Warrants issued for discount on debt	$31,641	$-	$31,641
Warrants issued for loan issuance costs	$35,786	$-	$35,786
Common stock issued for loan issuance cost	$400,000	$-	$400,000

See report of independent registered public accounting firm.

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES

(FORMERLY EMPIRE MINERALS CORP.)

(AN EXPLORATION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1.

Nature of Business and Significant Accounting Policies

a.

Nature of Business – Dominion Minerals Corp. (“Company”) (formerly known as Empire Minerals Corp.) was incorporated January 4, 1996 under the laws of Delaware. The Company is engaged in the exploration of precious and base metals including gold and copper.  All potential properties currently under exploration are located in the People’s Republic of China (“PRC”) and Panama.

From September 2005 to November 2007, the Company changed its name 4 times to reflect the changing business plans. The original name of the Company was Objectsoft Corporation.  In June 2005, the name was changed to Nanergy, Inc. In, June 2006, the name was changed to Xacord Corp, in January 2007, the name was changed to Empire Minerals Corp, and in November 2007, the name was changed to its current name, Dominion Minerals Corp.

On February 20, 2007, the Company completed a triangular reverse merger with Empire Minerals Corp., a Nevada Corporation (formerly Empire Gold Corp. and referred to as “Subsidiary”) and Xacord Acquisition Sub Corp, then the Company’s subsidiary (“Xacord”). All 26,504,000 shares in the Subsidiary were exchanged for 26,504,000 shares in the Company. Additionally, 5,950,000 warrants in the Subsidiary were exchanged for 5,950,000 warrants in the Company. The Subsidiary was the accounting acquirer and the Company was the legal acquirer. The transaction was accounted for as a reverse merger and recapitalization. As such, the accompanying financial statements reflect the historical operations of the Subsidiary in the capital structure of the Company at the beginning of the first period presented herein.

b.

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries Empire Minerals Corp., 50% owned Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Dongxing”), and 70% owned Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) (together the “Subsidiaries”). All significant inter-company transactions and balances are eliminated upon consolidation.  Minority interest has not been presented on the consolidated balance sheet because accumulated losses have exceeded the minority shareholders’ equity.  In accordance with APB No. 18, the minority interest has been written down to zero on the accompanying balance sheet.

The Company is currently in an exploration stage, which is characterized by significant expenditures for the examination and development of exploration opportunities by its Subsidiaries.  The Subsidiaries' focus for the foreseeable future will continue to be on securing joint venture agreements within the People’s Republic of China and Panama to begin conducting mining operations.

c.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures, such as the fair value of warrants and stock issued for services as well as various accruals, for example, we must calculate the fair value of options granted based on various assumptions.  Accordingly, the actual results could differ from those estimates.

d.

Fair value of financial instruments – The Company believes the carrying value of its financial instruments, including convertible notes, approximate fair value due to their short maturities.

e.

Cash and Cash Equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with an original maturity of three months or less.

f.

Advances – From time to time, the Company advances funds to its consultants and business partners to further the Company’s business plans.  Management monitors these advances to ensure appropriate progress is made pursuant to the funding terms.  Additionally, management evaluates the collectibility of these monies and records reserves if collections are in doubt.

g.

Concentration of risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has limited experience as it is an exploration stage company but does not anticipate incurring any losses related to this credit risk.  As of December 31, 2007, the Company had amounts in bank accounts in excess of FDIC insurance of $768,899.

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

h.

Net Loss Per Share – In accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share, an basic earnings/loss per common share (EPS) is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.  Under SFAS 128, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive.

The following is a reconciliation of the basic and diluted loss per share computations for the year ended December 31, 2007 and from inception (March 1, 2006) to December 31, 2006:

	For year ended December 31, 2007	From inception (March 1, 2006 to December 31, 2006)
Net loss	$5,788,364	$2,123,672
Shares of common stock and common
stock equivalents:
Weighted average shares used in basic computation	36,976,408	17,006,959
Diluted effect of stock options, warrants	-	-
Weighted average shares used in diluted computation	36,976,408	17,006,959

Losses per share:
Basic	$0.16	$0.12
Diluted	$0.16	$0.12

All warrants and options were excluded from the diluted loss per share due to the anti-diluted effect.

i.

Income Taxes – The Company provides for income taxes under SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax liability or assets is expected to be settled or realized.  SFAS 109 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized.  The provision for federal income tax differs from that computed amount by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

j.

Stock based compensation – For stock, options and warrants issued to service providers, employees and founders, the Company follows SFAS No. 123(R), Share-Based Payment, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires recording the options and warrants at the fair value of the service provided and expensing over the related service period.

k.

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

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect that the application of SFAS 161 will have on its consolidated financial statements.

l.

Equipment – Equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives of five years.  Expenditures for maintenance and repairs are charged to operations as incurred.  The estimated service lives of equipment and vehicles are as follows:

Depreciable life
Exploration equipment	5 years
Office equipment	5 years
Vehicles	5 years

m.

Political and economic risks – The Company entered into joint venture contracts to establish businesses in China and Panama. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in these countries.

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

n.

Impairment for long live assets – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

o.

Foreign currency translation – The reporting currency of the Company is US dollar.  Dongxing and Tianjin use their local currency RMB, as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates.

Translation adjustments amounted to $25,166 gain as of December 31, 2007. Asset and liability accounts at December 31, 2007 were translated at 7.29 RMB to $1.00. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts and cash flows for the year ended December 31, 2007, from inception (March 1, 2006) to December 31, 2006, and from inception (March 1, 2006) to December 31, 2007 were 7.59 RMB, 7.94 RMB and 7.75 RMB, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. Because cash flows are translated at average translation rates for the period, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the year ended December 31, 2007, from inception (March 1, 2006) to December 31, 2006, and from inception (March 1, 2006) to December 31, 2007, total transaction gain (loss) amounted to $11,080, $0 and $11,080 respectively.

2.

Going Concern

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $8 million and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

3.

Equipment

Equipment consists of the following at December 31, 2007:

Exploration equipment	$17,110
Office equipment	4,843
Vehicles	28,352
Total	50,305
Less: accumulated depreciation	9,588
Equipment, net	$40,717

Depreciation expense amounted to $9,347, $0 and $9,347 for the year ended December 31, 2007, the period from inception (March 1, 2006) through December 31, 2006 and the period from inception (March 1, 2006) through December 31, 2007, respectively.

4.

Long term investment

Cuprum Resources Corp. (“Cuprum”) – In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum entered into an Exploration Development Agreement (“Agreement”). The Agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from the Republic of Panama on a copper prospect located in the Republic of Panama. The Agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each beginning in March 2007, issue Bellhaven 4,000,000 shares of the Company’s common stock under an escrow agreement and further cash investments totaling $15,000,000 to be used in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. Currently, the Company owns less than 20% of Cuprum and therefore, has recorded this investment under the cost method of accounting for investments. At December 31, 2007, the Company made its first cash installment payment of $500,000, invested another $1,553,614 which was used for exploration and development work, issued 1,333,334 shares of common at $0.50 per share or $666,666. Accordingly, the Company recorded $2,720,279 as investments in the accompanying balance sheet which includes the $1,553,614 incurred in exploration and development work. The exploration and development work is made up of the project costs for the period. The project costs include drilling, general geology, camp, mobilization, geophysics, land administration, assays and shipping, helicopter, office and management expenses. The costs have been capitalized by the Company as part of the Company’s acquisition of the 75% stake in Cuprum, as per the Exploration and Development Agreement. Another 2,666,667 shares of common stock has been placed into escrow and is recorded as an offset to equity until such time as the shares are released at which time the Company will reflect an increase to both the investment and equity. Subsequent to December 31, 2007, the Company made its second cash installment payment of $500,000, invested an additional $548,881 to be used in exploration and development work and released an additional 1,333,333 shares of common stock.

Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Zhaoyuan Dongxing”) – The Company entered into a joint venture agreement with Zhaoyuan Dongxing Gold Minerals Co., Ltd. (“Dongxing”) to conduct gold mining activities in the PRC. The agreement calls for a total capital contribution of $500,000 from the Company. Dongxing will contribute various mining licenses and other assets such as instruments and equipment. The Company will receive a 50% equity stake in the joint venture in exchange for its $500,000 contribution. Dongxing will receive the remaining 50% stake in the joint venture in exchange for its contribution of mining licenses and other assets. The amount was due and payable when Dongxing acquired the required business license approvals in the People’s Republic of China. On December 20, 2006, the joint venture company, Zhaoyuan Dongxing was approved by the Chinese government and the business license was granted on December 21, 2006.  The Company has contributed the full $500,000 capital contribution as per the joint venture agreement.  The Company consolidates the financial statements of Zhaoyuan Dongxing into its financial statements because the Company exercises control over the Zhaoyuan Dongxing through its 50% ownership; additionally, the Company has the right to appoint three of the five board of director members and has control over the selection of key management personnel.

Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) – In November 2006, the Company and Tianjin Institute of Geology and Mineral Resources (“TIGMR”) signed a cooperative joint venture agreement to form Tianjin. The purpose of the joint venture is to engage in the exploration and development of gold and other mineral products in the People’s Republic of China. The agreement calls for a $1,000,000 total capital contribution. The Company obtained a 70% equity stake in the joint venture in exchange for $1,000,000. The $1,000,000 contribution is required to be paid in installments after the approval by the Chinese government. The approval and the business license were received on April 12, 2007. The Company’s made the first two installment payments of $200,000 on July 5, 2007 and $300,000 on September 5, 2007, and will make a third installment payment of $500,000 on or before February 28, 2008 and amended to May 30, 2008 for the contribution of capital. TIGMR will contribute mining licenses and mineral data to the joint venture for the remaining 30% interest. As of December 31, 2007, TIGMR has not contributed mining licenses and mineral data to the joint venture. As per Amendment Number 2 entered into by the Company and TIGMR, the transfer of the licenses is required to be made on or before May 30, 2008. The term of the joint venture is 30 years beginning on April 12, 2007, the date the business license was issued. The Company has consolidated the financial statements of the joint venture into the its financial statements as the Company exercise control over the joint venture by its 70% of ownership.

5.

Convertible Note Payable

a.

In February 2001, the Company executed a Promissory Note (“Note”) in the amount of $100,000 to Jay N. Goldberg (“Holder”). The Note accrues 12% interest per annum and in the event of a default begins to accrue interest at 20% annum. The principal plus all accrued and unpaid interest is payable in cash or at the option of the Holder, is convertible into shares of common stock of the Company (“conversion”) on the Maturity Date.  The original Maturity Date of the Note was March 16, 2001. The Note also called for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock at $0.25 for a term of 5 years. In May 2001, the Company and the Holder executed an Allonge and Amendment to Promissory Note, amending the Maturity Date to December 31, 2001. In November 2004, the Holder executed an “Assignment and Endorsement of Note” and assigned all of the Holder’s right, title and interest in and to the Note, to Securities Acquisition New York, LLC (“SANY”). From October 2004 to June 2006, SANY converted $32,300 of principal to 323,000,000 pre-split shares of common stock. On October 26, 2006, SANY executed an “Agreement of Assignment of Note” and assigned all of the Holder’s right, title and interest in and to the Note to West Greenwood Foundation (“WGF”). On the date of assignment, the principal balance was $67,700 and the amount of accrued interest was $28,170. For the year ended December 31, 2007, the Company recorded interest expense in the amount of $3,385 in the accompanying statement of operations. On April 1, 2007, WGF and various entities and individuals, which simultaneously purchased an interest in the total note from WGF, converted the total balance of $106,071 ($67,700 principle and $38,371 interest) to 7,925,000 shares, representing a conversion rate of approximately $0.013 per share, and the Note was canceled. There was no relationship between SANY, WGF and the Company prior to the note assignments.

b.

On June 25, 2007, the Company executed a Convertible Promissory Note (“Note”) in the amount of $300,000.  The Note was payable in 90 days, bearing a total of $26,000 interest during the term of the Note.  The Company also incurred additional fees associated with the Note in the amount of $34,000 and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 for a two-year term. The Note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration / mining leases in Panama and China. The Holder of the Note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share.  On September 19, 2007, the Company and the Holder executed an Amendment to the Note. Pursuant to the amended agreement, the maturity date was extended to December 15, 2007. In addition, the warrant granted to the holder to purchase 300,000 shares of common stock at $1.00 for a two-year term was canceled and new warrant was granted to the holder to purchase 300,000 shares of common stock at $0.65 for a two-year term. On December 15, 2007, the Company and the Holder executed Amendment 2 to Convertible Promissory Note (“Amendment 2”). Pursuant to Amendment 2, the maturity date was extended to May 31, 2008, as of the date of Amendment 2, the Note bears interest at a rate of 9% annum. Additionally, the Company issued the Holder 600,000 shares of common stock at $0.65 per share for a two-year term. Subsequent to December 31, 2007, the Company paid $100,000 of the principal due on the Note.

c.

On June 26, 2007, the Company executed a Convertible Promissory Note (“Note”) in the amount of $300,000. The Company received $150,000 which represents the first half of the proceeds on the same date and the remaining $150,000 in July, 2007. The Note is payable in 120 days and bears a total of $15,000 interest during the term of the Note.  The Company also incurred additional fees associated with the Note in the amount of $15,000 and 100,000 shares of the Company’s common stock. The Note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration / mining leases in Panama and China. The Holder of the Note may at any time convert the principal amount for shares of the Company’s Common Stock at a rate of $1.00 per share. On October 29, 2007, the Company repaid the entire principal in cash to the Note Holder. On October 30, 2007, the Company paid the Note Holder $15,000, which represented the additional fees incurred in connection with the Note.

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

6.

Related Party Transactions

a.

Saddle River Associates – The Company entered into three agreements with Saddle River Associates (SRA), a shareholder in the Company. The first transaction dated March 26, 2006 relates to a one year Advisory Agreement in which SRA will provide consulting services related to locating and evaluating financing alternatives, corporate structuring and other business issues for $15,000 per month. The agreement automatically renews annually, unless either party gives 90 days notice to terminate. The Company paid SRA $135,000 for the period from inception (March 1, 2006) through December 31, 2006 and $165,000 for the year ended December 31, 2007, under the terms of this agreement.  The Company has given notice to terminate the agreements on April 15, 2008.

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

b.

Chief Financial Officer – The Company’s Chief Financial Officer (“CFO”) provided consulting services to the Company prior to the merger to assist in merger preparations at $5,000 per month on a month to month basis beginning in November 2006 through February 21, 2007. As of April 1, 2007, the CFO resumed providing consulting services to the Company at $8,000 per month on a month to month basis. The services provided include the day to day financial management of the company and any related functions related to the financial operations of the Company.

On June 18, 2007, the Company and the CFO entered into a Stock Repurchase Agreement in which the Company repurchased from the CFO, 100 shares of the Company’s outstanding Series I Preferred Stock (“Preferred Shares”) held by the CFO for $10,000.

c.

Euro Centro Consulting Corp – The Company entered into 2 agreements with Euro Centro Consulting Corp (“Euro”), as shareholder in the Company. The first transaction dated July 15, 2007, the Company and Euro Centro Consulting Corp (“Euro”), a shareholder of the Company entered into a consulting agreement. Pursuant to the agreement, the Company received a one-time referral services from Euro in exchange for a cash fee of $50,000 and 100,000 shares of common stock. The shares were valued at $0.50 per share, for a total amount of $50,000, which was expensed as of December 31, 2007.

The second transaction was a similar consulting agreement dated November 2, 2007. Pursuant to the agreement, the Company received a one-time referral services from Euro in exchange for a cash fee of $50,000 and 10,000 shares of common stock. The shares were valued at $0.50 per share, for a total amount of $5,000 which was expensed as of December 31, 2007.

7.

Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2007, the Company has 42,605,696 of Common Stock outstanding, including 2,666,667 shares held in escrow.

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

On February 20, 2007, the Company issued 26,504,000 shares of its common stock for 26,504,000 shares of common stock, representing all of the outstanding stock of its subsidiary pursuant to the triangular merger accounted for as a reverse merger and recapitalization. Additionally, all warrants issued by the subsidiary and outstanding at the date of the mere were exchanged for warrants in the Company.  Prior to the merger, the Subsidiary had entered into several agreements which accounted for the shares of common stock outstanding:

(1) Upon the formation of the Subsidiary, the founding shareholders received 6,460,000 shares of common stock for $6,460. As of December 31, 2007, the Company received $4,900 as payment for the shares. Therefore, the Company recorded subscription receivable for the amount of $1,560 at December 31, 2007 for the remaining balance.

(2) On March 29, 2006, the Subsidiary issued managements and key consultants 8,500,000 shares for services valued at $76,500 and cash $8,500, totaling $0.01 per share. As of March 31, 2007, the Subsidiary received $8,500 in cash for payment. The Subsidiary recorded $76,500 of consulting expense during the year ended December 31, 2006.  Additionally, the Subsidiary issued warrants to purchase up to a total of 5,970,000 to management and consultants. The warrants were vested upon grant, have a 3 year life, and are exercisable at $0.10 per share. Warrants to purchase up to 3,500,000 shares of common stock issued to management contained a cashless exercise provision. The eight warrants were valued at $197,587 using the Black-Scholes Option Pricing Model, using a volatility rate of 62% based on the volatility of a publicly traded exploration stage company in a similar stage of development, and a risk free rate of 4.79%. The Subsidiary recognized $197,587 of compensation expense during the year ended December 31, 2006.  At December 31, 2007, four warrants with options to purchase a total of 450,000 were exercised for cash.  The Subsidiary received $45,000 in cash for the exercise of the four warrants.  Two warrants with options to purchase a total of up to 2,000,000 were exercised utilizing the cashless exercise provision. A total of 1,600,000 shares of common stock were issued to management in the transaction. Two warrants to purchase a total of up to 3,500,000 shares of common stock were canceled pursuant to an Agreement for Cancellation of Warrants entered into by and between the parties.

(3) During the period from April 2006 through February 19, 2007, the Subsidiary sold 7,499,000 shares of common stock at a price of $0.50 per share for cash totaling $3,749,500.

(4) During the period from January 2007 to December 2007, the Subsidiary issued 2,299,000 shares of its common stock to various individuals and entities in exchange for consulting services to the Subsidiary. The Company recorded consulting expenses in the amount of $1,079,979 in the accompanying statement of operations and $69,521 prepaid for consulting services.

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

e.

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

f.

On May 4, 2007, the Company completed a Private Placement to sell 4,000,000 shares of Common Stock at a price of $0.50 per share for cash totaling $2,000,000. The transaction was completed in the form of a Restricted Equity Purchase Agreement and called for the Company to deposit the Stock Certificate representing the sold shares with a Custodial Bank selected by the purchaser.  The closing date of the transaction was scheduled for 30 days from the date of the deposit of the Stock Certificate with the Custodial Bank. The agreement has since been canceled and the shares have been recalled from the Custodial Bank.

g.

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

h.

On June 26, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 5c).

i.

On July 2, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 5d).

j.

On July 31, 2007, the Company completed a Private Placement to sell 1,000,000 shares of Common Stock at a price of $0.50 per share for cash totaling $500,000.  The transaction was completed in the form of a Subscription Agreement and called for the Company to issue warrants to purchase 1,000,000 shares of common stock at $1.00 per share for a 2 year term.

k.

From August 2007 to October 2007, the Company sold a total of 320,000 shares of common stock in the form of Subscription Agreements at $.50 per share.  The total proceeds to the Company for the sale of the shares were $160,000.

l.

On December 15, 2007, the Company issued 600,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 5b).

m.

In December 2007, the Company issued 100 shares of preferred stock at par value of $0.0001 to the Company’s CEO Mr. Pinchas Althaus for compensation and expensed $10,000.  The value of the preferred stock was determined by the recent buy-back from the Company’s CFO at $100 per share.

On June 25, 2007, the Company granted warrants to purchase 300,000 shares of the Company’s common stock, as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 5b). The warrant has an exercise price of $1.00 per share for a two-year term. The warrant was canceled on September 19, 2007 and a new grant was issued in the form of a warrant to purchase 300,000 shares of common stock at an exercise price of $0.65, was issued to the note holder. The fair values of the warrants were estimated at the date of grant using the Black-Scholes option–pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
2 years	48.69%	-	4.78%	$31,641

From August 2007 to December 2007, the Company received a total of $2,218,920 in cash, netted of $11,080 loss in currency exchange, and the cancellation of a Promissory Note in the amount of $500,000, for the sale of 5,460,000 Special Warrants offered by the Company at a price of $0.50 per Special Warrant.  Each Special Warrant is convertible into one share of common stock and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each Warrant will entitle the holder to acquire one share of common stock at an exercise price of $0.65 for a two-year term. The Special Warrants Agreement includes an addendum requires the Company (i) to register the shares underlying both the converted shares and the warrants, (ii) to complete a registration statement to be filed within 150 days, and (iii) effective within 210 days. The Agreement imposes cash penalties of 2% per 30 day period for non-compliance. The potential registration penalties should be accounted for in accordance with FSP EITF 00-19-2. That FSP requires that the penalties be accounted for in accordance with FAS 5, that is, they are recognized when they are “probable” and can be “reasonably estimated”, which may be at inception. The Company concluded that the registration penalties are not probable at this time.

On November 25, 2007, the Company granted stock option incentive plan to purchase up to 5,400,000 shares of the Company’s common stock to management and employees of the Company, pursuant to the Company’s 2007 Employee Incentive Plan. The stock options have an exercise price of $0.50 per shares for a five-year term.

On December 15, 2007, the Company granted warrants to purchase 300,000 shares of the Company’s common stock, as a form of payment for additional fees directly related to Amendment 2 to Convertible Promissory Note (see Note 5b). The warrant has an exercise price of $0.65 per share for a two-year term.

The Company had 6,060,000 warrants outstanding as of December 31, 2007 and the following is a summary of the warrant activities:

				Average
			Weighted-	Remaining
	Number of	Number of	Average	Contractual
	Warrants	Warrants	Exercise	Life

Balance at inception, March 1, 2006	-	-	$ -	-
Granted	5,970,000	5,970,000	$ 0.16	3 years
Forfeited	-	-	$ -	-
Exercised	(20,000)	(20,000)	$ 0.10
Balance at December 31, 2006	5,950,000	5,950,000	$ 0.10	2.75 years
Granted, June 25, 2007	300,000	300,000	$ 1.00	2 years
Granted, August through September, 2007	5,460,000	-	$ 0.50	2 years
Granted, December, 2007	300,000	300,000	$ 0.65	2 years
Forfeited	(5,500,000)	(5,500,000)	$ -	-
Exercised	(450,000)	(450,000)	$ 0.10
Balance at December 31, 2007	6,060,000	600,000	$ 0.58	1.63 years

In November 2007, the Board of Directors of the Company adopted and approved the 2007 Stock Option Plan (the “Plan”) which authorized the issuance of up to 6,750,000 shares under the Plan. The fair values of stock options granted to employees were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employees – 2007	5.0 years	61%	0%	3.52%	8,100,000

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the option’s expected life based on historical exercise behavior.

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	-	$-	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2006	-	$-	$-
Granted	5,400,000	0.5	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2007	5,400,000	$0.5	$-

8.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 are as follows:

Total net operating loss as of December 31, 2006	$2,123,672
Effective income tax rate	40%
Total deferred tax assets	849,469
Less: valuation allowance	(849,469)
Total deferred tax assets as of December 31, 2006	$-

Net loss for the year ended December 31, 2007	$5,788,364
Effective income tax rate	40%
Total deferred tax assets	2,315,346
Less: valuation allowance	(2,315,346)
Total deferred tax assets as of December 31, 2007	$-

The Company’s deferred tax asset as December 31, 2007 of $2,315,346 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2007 is as follows:

Federal income tax rate	34%
State tax, net of federal benefit	6%
Increase in valuation allowance	(40)%
Effective income tax rate	-%

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2020 through 2027.

9.

Commitments – The Company and its Subsidiary entered into various agreements during the period beginning March 2006 (Subsidiary’s inception date) and ending December 31, 2007.  These include:

a.

Empire (Tianjin) Resources Co., Ltd. – The Company is to pay $500,000 on or before May 31, 2008 to Tianjin pursuant to the cooperative joint venture agreement.  (See Note 4)

b.

Employment Agreements – On April 12, 2006, the Company entered into employment agreements with its Chief Executive Officer and its Vice President of Exploration. The agreements have a term of 2 years and are automatically renewed for 2 year terms unless the Company or the employee gives 90 days prior written notice to terminate the agreement. On December 1, 2007, the Company entered into a new employment agreement with its Chief Executive Officer and its Chief Financial Officer. The agreements have terms of 5 years and 3 years, respectively. The agreements are automatically renewed for 1 year terms unless the Company or Executive gives 90 days prior written notice to terminate the agreement.

c.

Office Lease – The Company is subject to a six month license agreement dated February 14, 2008 for office space requiring monthly payments of $6,450. The agreement expires August 31, 2008 and is automatically renewed for an additional six month term unless the Company gives written notice of cancellation on or before June 1, 2008. The Company leased additional space at another location.  The additional space is leased on a month to month basis at a rate of $1,445 per month.

d.

Cuprum Resources Corp. – In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum Resources Corp (“Cuprum) entered into an Exploration Development Agreement (“agreement”).  The agreement requires the Company over the next three years to issue 4 million shares of the Company’s common stock and make cash payments in the amount of $17,000,000.  At December 31, 2007, the Company released 1,333,334 shares of its common stock from escrow and made cash payments of $2,051,611.  Subsequent to December 31, 2007, the Company invested an additional $1,048,881 of which $548,881 was used for exploration and development work, and released additional 1,333,333 shares of common stock from escrow.

Commitments are summarized as below:

Period ending December 31,
2008	$8,705,366
2009	7,166,666
2010 and thereafter	-

10

Subsequent Events

a.

On January 18, 2008, the Company issued a Convertible Promissory Note in exchange for cash in the amount of $350,000.

b.

On January 26, 2008, the Company issued stock options to Grant Ewing, a director of the Company, to purchase up to a total of 200,000 shares of its common stock.  The options are for a five-year term with an exercise price of $0.50 per share.

c.

On March 10, 2008, the Company entered into a loan agreement with Balstone Investments, Ltd. for the amount of $1,650,000.  The loan bears LIBOR plus 1% due on or before September 11, 2008.

d.

The Company received $77,500 for the sale of 155,000 Special Warrants at $0.50 per share, subsequent to December 31, 2007. The terms of the Special Warrants are identical to the Special Warrants sold and disclosed in Note 7.

e.

On January 22, 2008, the Company entered into a consulting agreement with Eliezer Herczl for exclusive private placement rights.

f.

On January 26, 2008, the Company repaid $100,000 on the Convertible Promissory Note issued to ATM Group LLC, in the amount of $300,000.

PART III

Item 1.  Index to Exhibits.

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation with Amendments through May 31, 2007 (1)

3.1a	Certificate of Ownership, Merger and Name Change (4)

3.2	Company's Bylaws (1)

10.1	Merger Agreement by and among Empire Minerals Corp., a Delaware corporation, Xacord Acquisitions Sub Corp., a Nevada corporation and Empire Gold Corp., a Nevada corporation dated February 20, 2007 (1)

10.2

Joint Venture Contract by and between Diying (Tianjin) Mining Science and Technology Development Co., Ltd., organized under the laws of the Peoples Republic of China and Empire Gold Corp., a Nevada corporation dated November 21, 2006. (1)

10.2a	Amendment to Joint Venture Contract for Tianjin dated July 3, 2007. (2)

10.2b	Second Amendment to Joint Venture Contract for Tianjin dated September 5, 2007. (3)

10.2c	Amendment dated November 5, 2007 to Joint Venture Contract for Tianjin. (3)

10.3	Cooperation Company Contract between Dongxing Gold Minerals Co., Ltd., organized under the laws of the People's Republic of China and Empire Gold Corp., a Nevada corporation dated March 31, 2006. (1)

10.4

Exploration and Development Agreement between and among Cuprum Resources Corp., a Panamanian corporation, Bellhaven Copper & Gold, Inc., a British Columbia corporation and Empire Minerals Corp., a Delaware corporation dated March 6, 2007. (1)

10.5	Restricted Equity Purchase Agreement (1)

10.6	Stock Repurchase Agreement (1)

10.7	Convertible Promissory Note dated June 25, 2007. (2)

10.7a	Amendment to June 25, 2007 Convertible Promissory Note. (3)

10.8	Convertible Promissory Note dated June 26, 2007. (2)

10.9	Convertible Promissory Note dated July 2, 2007. (2)

10.10	Subscription Agreement – Goldberg. (2)

10.11	Form of Subscription Agreement. (2)

10.12	Special Warrant Documents. (2)

10.13	Advisory Agreement between Saddle River Associates, Inc. and Empire Gold Corp. (2)

10.14	Acquisition Agreement between Saddle River Associates, Inc. and Empire Gold Corp. (2)

10.15	Consulting Agreement between Empire Gold Corp. and Silver Global S.A. (2)

10.16	Loan Agreement between Dominion Minerals Corp. and Balstone Investments, Ltd. dated March 10, 2008. (5)

10.17	Indemnification Letter dated March 11, 2008 between Dominion Minerals Corp. and Pinchas Althaus. (5)

21.1	Subsidiaries*

31.1	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________________

*

Filed herewith.

(1)

Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Commission on June 22, 2007.

(2)

Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB filed with the Commission on October 1, 2007.

(3)

Incorporated by reference to the Company’s Amendment No. 2 to the Registration Statement on Form 10-SB filed with the Commission on November 20, 2007.

(4)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2007.

(5)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008.

Item 2.   Description of Exhibits.

See Item 2. Description of Exhibits in PART III above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION MINERALS CORP.

Date:	April 15, 2008	By:	/s/ Pinchas Althaus
Pinchas Althaus
President, Chief Executive Officer
And Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 15, 2008	By:	/s/ Pinchas Althaus
Pinchas Althaus
President, Chief Executive Officer and Director

Date:	April 15, 2008	By:	/s/ Diego Roca
Diego Roca
Executive Vice-President, Chief Financial
Officer, Treasurer and Director

Date:	April 15, 2008	By:	/s/ Craig Alford
Craig Alford
Vice President of Exploration

Date:	April 15, 2008	By:	/s/ Bruce W. Minsky
Bruce W. Minsky
Director

Date:	April 15, 2008	By:	/s/ Grant Ewing
Grant Ewing
Director