Form 10-Q
period 2008-03-31
DOMINION MINERALS CORP
filed 2008-05-21
CIK 1402747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 000-52696

DOMINION MINERALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3091075
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

75 Rockefeller Plaza, Suite 1817
New York, New York 10019
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 231-8171

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of May 17, 2008 was 47,155,852.

PART I

Item 1.  Financial Statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008

ASSETS
MARCH 31,
2008
(UNAUIDTED)
CURRENT ASSETS:
Cash and cash equivalents	$1,395,767
Prepaid expense	44,521
Total current assets	1,440,288

EQUIPMENT, net	42,863

OTHER ASSETS:
Notes issuance cost, net	81,768
Other assets	12,000
Long term investment	4,440,722
Total other assets	4,534,490

Total assets	$6,017,641

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$573,273
Short-term Loan	1,681,496
Convertible note payable	550,000
Liquidated damage payable	111,825
Total current liabilities	2,916,594

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized, 100 shares issued and outstanding
as of March 31, 2008	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
42,605,696 issued and outstanding as of March 31, 2008	4,261
Escrowed common stock	(134)
Additional paid-in capital	12,745,778
Stock subscription receivable	(1,560)
Deficit accumulated during the exploration stage	(9,693,641)
Accumulated other comprehensive income	46,343
Total shareholders' equity	3,101,047

Total liabilities and shareholders' equity	$6,017,641

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	For the three		From inception
	months ended		(March 1, 2006)
	March 31,		to March 31,
	2008	2007	2008

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

RESEARCH AND DEVELOPMENT COSTS	46,589	198,959	826,941
GENERAL AND ADMINISTRATIVE EXPENSES	1,585,661	2,195,290	8,633,794
LIQUIDATED DAMAGE EXPENSE	111,825	-	111,825

LOSS FROM OPERATIONS	(1,744,075)	(2,394,249)	(9,572,560)

OTHER (EXPENSE) INCOME	(37,530)	2,359	(121,081)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,781,605)	(2,391,890)	(9,693,641)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(1,781,605)	(2,391,890)	(9,693,641)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	23,742	4,075	48,908

COMPREHENSIVE LOSS	$(1,757,863)	$(2,387,815)	$(9,644,733)

LOSS PER SHARE
Basic and diluted loss per share	$(0.04)	$(0.09)	$(0.33)

Basic and diluted weighted average number of common shares	42,605,696	25,371,240	29,628,322

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
										ACCUMULATED
							ADDITIONAL	STOCK		OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		PAID-IN	SUBSCRIPTION	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	DEFICIT	GAIN (LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)			3,400
Shares issued March 29, 2006 for $76,500 in service and $8,500 cash, at $0.01 per share			8,500,000	850			84,150				85,000
Stock sold through subscription agreements April through December 2006 at $0.50 per share			5,505,000	551			2,751,949				2,752,500
Stock issued through the exercise of warrants			20,000	2			1,998				2,000
Stock warrants issued to employees							474				474
Stock warrants issued to consultants for advisory services							197,113				197,113
Foreign currency translation loss										(2,651)	(2,651)
Net loss									(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)	$(2,123,672)	$(2,651)	$914,164

Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955				45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)				-
$0.50 per share, CEO for compensation			1,500,000	150			749,850				750,000
$0.50 per share, for cash			1,994,000	199			996,801	(210,000)			787,000
$0.50 per share, for consulting services			1,475,000	148			737,352				737,500
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533				666,666
Proceeds on subscription receivable								200			200
Foreign currency translation gain										4,075	4,075
Net loss									(2,391,890)		(2,391,890)

Balance, March 31, 2007, unaudited	-	-	31,504,000	3,151	(2,666,667)	(267)	6,236,829	(212,860)	(4,515,562)	1,424	1,512,715

Proceeds on subscription receivable								1,300			1,300
Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)				(135,207)
Repurchase preferred stock	(100)						(10,000)				(10,000)
Stock issued
$0.013 per share, for conversion of Xacord note			7,925,000	793			105,278				106,071
$0.50 per share, for cash			1,320,000	132			659,868	210,000			870,000
$0.50 per share, for consulting services			824,000	82			411,918				412,000
$0.50 per share, for loan issuance cost			800,000	80			399,920				400,000
Warrants issued with convertible note							67,427				67,427
Special warrants issued
Issued for cash							2,230,000				2,230,000
Issued with convertible promissory note							500,000				500,000
Preferred stock issued for compensation expense	100	-					10,000				10,000
Stock compensation expense							594,370				594,370
Foreign currency translation gain										23,742	23,742
Net loss									(3,396,474)		(3,396,474)

Balance, December 31, 2007	100	$-	42,605,696	$4,261	(2,666,667)	$(267)	$11,070,380	$(1,560)	$(7,912,036)	$25,166	$3,185,944

Release of escrow shares					1,333,334	133	666,534				666,667
Special warrants issued for cash							77,500				77,500
Stock compensation n expense							931,364				931,364
Foreign currency translation gain										21,177	21,177
Net loss									(1,781,605)		(1,781,605)

Balance, March 31, 2008, unaudited	100	$-	42,605,696	$4,261	(1,333,333)	$(134)	$12,745,778	$(1,560)	$(9,693,641)	$46,343	$3,101,047

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three		From inception
	months ended		(March 1, 2006)
	March 31,		to March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,781,605)	$(2,391,890)	$(9,693,641)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,669	-	12,016
Bad debt expense	-	-	80,000
Warrants issued for services	-	-	197,587
Amortization of debt discount	-	-	31,641
Amortization of loan issuance cost	221,847	-	428,019
Common stock issued for advisory services	-	1,487,500	1,906,479
Stock option expense	931,364	-	1,525,734
Preferred stock issued for employee compensation	-	-	10,000
Loss on currency exchange	1,048	-	12,128
Liquidated damage expense	111,825	-	111,825
Change in operating liabilities:
Prepaid expense	25,000	-	25,000
Other assets	(12,000)	-	(12,000)
Accrued liabilities	46,969	11,355	573,273
Net cash used in operating activities	(452,883)	(893,035)	(4,791,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(3,271)	(2,098)	(49,759)
Long term investment	(1,053,774)	(500,000)	(3,107,388)
Notes receivable	-	-	(80,000)
Net cash used in investing activites	(1,057,045)	(502,098)	(3,237,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	787,000	4,421,400
Proceeds from special warrants	77,500	45,000	2,298,420
Proceeds from exercise of warrants	-	-	45,000
Payment on note issuance cost	-	-	(74,000)
Payment on notes payables	(100,000)	(25,000)	(425,000)
Proceeds from short term loan	1,681,416	-	1,681,416
Proceeds from notes payable	350,000	5,000	1,455,000
Proceeds from subscription receivable	-	200	1,500
Payment repurchase preferred stock	-	-	(10,000)
Net cash provided by financing activities	2,008,916	812,200	9,393,736

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,663	(25)	31,117

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	517,651	(582,958)	1,395,767

CASH AND CASH EQUIVALENTS, beginning of the period	878,116	1,047,877	-

CASH AND CASH EQUIVALENTS, end of period	$1,395,767	$464,919	$1,395,767

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$66,024
Income taxes paid	$-	$-	$-
Net liabitlities assumed in reverse acquisition	$-	$-	$135,207
Conversion of notes and interest for common stock	$-	$-	$106,071
Issuance of founders stock for subscription receivable	$-	$-	$14,960
Shares issued for exploration and development of investment	$666,666	$-	$1,333,332
Common stock issued to prepay for consulting services	$-	$-	$69,521
Special warrants issued for repayment of convertible promissory note	$-	$-	$500,000
Warrants issued for discount on debt	$-	$-	$31,641
Warrants issued for loan issuance costs	$-	$-	$35,786
Common stock issued for loan issuance cost	$-	$-	$400,000

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES

(FORMERLY EMPIRE MINERALS CORP.)

(AN EXPLORATION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

d.

Fair value of financial instruments – On January 1, 2008, the Company adopted SFAS No. 157.  SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•

Level 1   inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•

Level 3   inputs to the valuation methodology are unobservable and significant to the fair value.

The Company invested $4,440,722 to Cuprum Resources Corp. as of March 31, 2008. Since there is no quoted or observable market price for the fair value of similar long term in joint venture, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the investment.

As of March 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

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

g.

Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has limited experience as it is an exploration stage company but does not anticipate incurring any losses related to this credit risk.  As of March 31, 2008, the Company had amounts in bank accounts in excess of FDIC insurance of $1,188,101.

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

The following is a reconciliation of the basic and diluted loss per share computations for the three months ended March 31, 2008 and 2007:

	2008	2007
Net loss	$1,781,605	$2,391,890

Weighted average shares used in basic
computation	42,605,696	25,371,240
Diluted effect of stock options, warrants	-	-
Weighted average shares used in diluted
computation	42,605,696	25,371,240

Losses per share:
Basic	$0.04	$0.09
Diluted	$0.04	$0.09

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

k.

Recently issued accounting pronouncements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008.  The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

m.

Impairment for long lived assets – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

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

Translation adjustments amounted to $46,343 gain as of March 31, 2008. Asset and liability accounts at March 31, 2008 were translated at 7.00 RMB to $1.00. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts and cash flows for the three months ended March 31, 2008 and 2007, and from inception (March 1, 2006) to March 31, 2008 were 7.15 RMB, 7.75 RMB and 7.67 RMB to $1.00, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. Because cash flows are translated at average translation rates for the period, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2008 and 2007, and from inception (March 1, 2006) to March 31, 2008, total transaction loss amounted to $1,048, $0 and $12,128 respectively.

2.

Going Concern

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $9.7 million as of March 31, 2008 and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

3.

Equipment

Equipment consists of the following at March 31, 2008:

Exploration equipment	$21,163
Office equipment	4,891
Vehicles	29,531
Total	55,585
Less: accumulated depreciation	12,722
Equipment, net	$42,863

Depreciation expense amounted to $2,669, $0 and $12,016 for the three months ended March 31, 2008 and 2007, and the period from inception (March 1, 2006) through March 31, 2008, respectively.

4.

Long term investment

Cuprum Resources Corp. (“Cuprum”) – In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum entered into an Exploration Development Agreement (“Agreement”). The Agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from the Republic of Panama on a copper prospect located in the Republic of Panama. The Agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each beginning in March 2007, issue Bellhaven 4,000,000 shares of the Company’s common stock under an escrow agreement and further cash investments totaling $15,000,000 to be used in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. Currently, the Company owns less than 20% of Cuprum and therefore, has recorded this investment under the cost method of accounting for investments. At March 31, 2008, the Company made its first two cash installment payment of $500,000, invested another $2,107,388 which was used for exploration and development work, issued 2,666,667 shares of common at $0.50 per share or $1,333,334. Accordingly, the Company recorded $4,440,722 as investments in the accompanying balance sheet which includes the $2,107,388 incurred in exploration and development work. The exploration and development work is made up of the project costs for the period. The project costs include drilling, general geology, camp, mobilization, geophysics, land administration, assays and shipping, helicopter, office and management expenses. The costs have been capitalized by the Company as part of the Company’s acquisition of the 75% stake in Cuprum, as per the Exploration and Development Agreement. Another 1,333,333 shares of common stock has been placed into escrow and are recorded as shares in escrow until such time as the shares are released at which time the Company will reflect an increase to both the investment and equity.

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

Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) – In November 2006, the Company and Tianjin Institute of Geology and Mineral Resources (“TIGMR”) signed a cooperative joint venture agreement to form Tianjin. The purpose of the joint venture is to engage in the exploration and development of gold and other mineral products in the People’s Republic of China. The agreement calls for a $1,000,000 total capital contribution. The Company obtained a 70% equity stake in the joint venture in exchange for $1,000,000. The $1,000,000 contribution is required to be paid in installments after the approval by the Chinese government. The approval and the business license were received on April 12, 2007. The Company’s made the first two installment payments of $200,000 on July 5, 2007 and $300,000 on September 5, 2007, and will make a third installment payment of $500,000 on or before February 28, 2008 and amended to May 30, 2008 for the contribution of capital. TIGMR will contribute mining licenses and mineral data to the joint venture for the remaining 30% interest. As of March 31, 2008, TIGMR has not contributed mining licenses and mineral data to the joint venture. As per Amendment Number 2 entered into by the Company and TIGMR, the transfer of the licenses is required to be made on or before May 30, 2008. The term of the joint venture is 30 years beginning on April 12, 2007, the date the business license was issued. The Company has consolidated the financial statements of the joint venture into the its financial statements as the Company exercise control over the joint venture by its 70% of ownership.

5.

Convertible Note Payable and Short Term Loan

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

b.

On June 25, 2007, the Company executed a Convertible Promissory Note (“Note”) in the amount of $300,000.  The Note was payable in 90 days, bearing a total of $26,000 interest during the term of the Note.  The Company also incurred additional fees associated with the Note in the amount of $34,000 and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 for a two-year term. The Note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration / mining leases in Panama and China. The Holder of the Note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share.  On September 19, 2007, the Company and the Holder executed an Amendment to the Note. Pursuant to the amended agreement, the maturity date was extended to December 15, 2007. In addition, the warrant granted to the holder to purchase 300,000 shares of common stock at $1.00 for a two-year term was canceled and new warrant was granted to the holder to purchase 300,000 shares of common stock at $0.65 for a two-year term. On December 15, 2007, the Company and the Holder executed Amendment 2 to Convertible Promissory Note (“Amendment 2”). Pursuant to Amendment 2, the maturity date was extended to May 31, 2008, as of the date of Amendment 2, the Note bears interest at a rate of 9% annum. Additionally, the Company issued the Holder 600,000 shares of common stock at $0.65 per share for a two-year term. On January 28, 2008, the Company paid $100,000 of the principal due on the Note.

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

e.

On January 22, 2008, the Company executed a Convertible Promissory Note (“Note”) in the amount of $350,000.  The note is payable in 30 days and bears interest at a rate of 6% annum.  The Company also incurred additional fees associated with the Note in the amount of $33,000.  The holder may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share.  On February 22, 2008, the Company and the Holder executed an Amendment to the Note (“Amendment”). Pursuant to the Amendment, the maturity date was extended to May 31 2008 (“Amended Maturity Date”), bearing interest at a rate of 6% annum.  On April 25, 2008, the Company and the Holder executed Amendment No. 2 to the Note (“Amendment 2”). Pursuant to Amendment 2, the maturity date was extended to July 31, 2008 (“Amended Maturity Date 2”), bearing interest at a rate of 6% annum.  The Company also incurred additional fees associated with Amendment 2 in the amount 250,000 shares of the Company’s common stock.

f.

Loan Payable – On March 10, 2008, the Company entered into a Loan Agreement in the amount of $1,650,000 with Balstone Investments Ltd.  The loan bears interest at a rate of 3-monthly LIBOR (approximately 4.6% at March 10, 2008) plus 1% and is payable in full on September 11, 2008.  As security for the prompt and complete payment of the loan, a personal guarantee was granted by the Chief Executive Officer of the Company including a share charge over the Chief Executive Officer’s entire shareholding in the Company. For the period ended March 31, 2008, the accrued interest expense was $4,774.

Total interest expense for the above convertible notes payable and short term loans for the three months ended March 31, 2008, 2007 and from inception (March 1, 2006) to March 31, 2008 amounted to $13,750, $3,385 and $140,800 respectively.

6.

Related Party Transactions

a.

Saddle River Associates – The Company entered into three agreements with Saddle River Associates (SRA), a shareholder in the Company. The first transaction dated March 26, 2006 relates to a one year Advisory Agreement in which SRA will provide consulting services related to locating and evaluating financing alternatives, corporate structuring and other business issues for $15,000 per month. The agreement automatically renews annually, unless either party gives 90 days notice to terminate. The Company paid SRA $0, $45,000 and $300,000 for the period ended March 31, 2008 and 2007, and for the period from inception (March 1, 2006) through March 31, 2008, under the terms of this agreement. On April 15, 2008 the Company canceled the agreement.

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

7.

Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2008, the Company has 42,605,696 of Common Stock outstanding, including 1,333,333 shares held in escrow.

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

(1)

Upon the formation of the Subsidiary, the founding shareholders received 6,460,000 shares of common stock for $6,460. As of March 31, 2008, the Company received $4,900 as payment for the shares. Therefore, the Company recorded subscription receivable for the amount of $1,560 at March 31, 2008 for the remaining balance.

(2)

On March 29, 2006, the Subsidiary issued managements and key consultants 8,500,000 shares for services valued at $76,500 and cash $8,500, totaling $0.01 per share. As of March 31, 2007, the Subsidiary received $8,500 in cash for payment. The Subsidiary recorded $76,500 of consulting expense during the year ended December 31, 2006.  Additionally, the Subsidiary issued warrants to purchase up to a total of 5,970,000 to management and consultants. The warrants were vested upon grant, have a 3 year life, and are exercisable at $0.10 per share. Warrants to purchase up to 3,500,000 shares of common stock issued to management contained a cashless exercise provision. The eight warrants were valued at $197,587 using the Black-Scholes Option Pricing Model, using a volatility rate of 62% based on the volatility of a publicly traded exploration stage company in a similar stage of development, and a risk free rate of 4.79%. The Subsidiary recognized $197,587 of compensation expense during the year ended December 31, 2006.  At March 31, 2008, four warrants with options to purchase a total of 450,000 were exercised for cash.  The Subsidiary received $45,000 in cash for the exercise of the four warrants.  Two warrants with options to purchase a total of up to 2,000,000 were exercised utilizing the cashless exercise provision. A total of 1,600,000 shares of common stock were issued to management in the transaction. Two warrants to purchase a total of up to 3,500,000 shares of common stock were canceled pursuant to an Agreement for Cancellation of Warrants entered into by and between the parties.

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

d.

On March 9, 2007, the Company issued 4,000,000 shares of Common Stock to Bellhaven Gold & Copper, Inc. (“Bellhaven”) as part of an Exploration Development Agreement entered into by and between the Company, Bellhaven and its wholly owned subsidiary, Cuprum Resources Corp (“Cuprum”) (“agreement”).  The agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from the Republic of Panama on a copper prospect located in the Republic of Panama.  The agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each, issue Bellhaven shares of the Company’s common stock as valued under an escrow agreement with a total value of $4,000,000 and expend $15,000,000 in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. As per the agreement, the Company has delivered a certificate in the amount of 2,666,667 shares of common stock to Bellhaven and deposited 1,333,333 shares of its common stock into escrow. The Company has recorded $1,333,334 as investment on the accompanying balance sheet.

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

j.

On July 31, 2007, the Company completed a Private Placement to sell 1,000,000 shares of Common Stock at a price of $0.50 per share for cash totaling $500,000.  The transaction was completed in the form of a Subscription Agreement and called for the Company to issue warrants to purchase 1,000,000 shares of common stock at $1.00 per share for a 2 year term. Pursuant to the agreement, the Company is required to file a registration statement within 150 days and it be declared effective within 210 days.  As of March 31, 2008, the Company has not filed the registration statement and has accrued $20,000 in liquidated damages which have been expensed during the current period.

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

From August 2007 to March 2008, the Company received a total of $2,296,420 in cash, netted of $11,080 loss in currency exchange, and the cancellation of a Promissory Note in the amount of $500,000, for the sale of 5,615,000 Special Warrants offered by the Company at a price of $0.50 per Special Warrant.  Each Special Warrant is convertible into one share of common stock and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each Warrant will entitle the holder to acquire one share of common stock at an exercise price of $0.65 for a two-year term. The Special Warrants Agreement includes an addendum requires the Company (i) to register the shares underlying both the converted shares and the warrants, (ii) to complete a registration statement to be filed within 150 days, and (iii) effective within 210 days. The Agreement imposes cash penalties of 2% per 30 day period for non-compliance. The potential registration penalties should be accounted for in accordance with FSP EITF 00-19-2. That FSP requires that the penalties be accounted for in accordance with FAS 5, that is, they are recognized when they are “probable” and can be “reasonably estimated”, which may be at inception. As of March 31, 2008, the Company has not filed the registration statement and has accrued $91,825 in liquidated damages which have been  expensed during the current period.

On November 25, 2007, the Company granted stock options  to purchase up to 5,400,000 shares of the Company’s common stock to management and employees of the Company, pursuant to the Company’s 2007 Employee Incentive Plan. The stock options have an exercise price of $0.50 per shares for a five-year term.

On December 15, 2007, the Company granted warrants to purchase 300,000 shares of the Company’s common stock, as a form of payment for additional fees directly related to Amendment 2 to Convertible Promissory Note (see Note 5b). The warrant has an exercise price of $0.65 per share for a two-year term.

The Company had 6,215,000 warrants outstanding as of March 31, 2008 and the following is a summary of the warrant activities:

			Weighted	Average
	Number of	Number of	Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance at December 31, 2006	5,950,000	5,950,000	$ 0.10	2.75 years
Granted
Forfeited
Exercised
Balance at March 31, 2007	5,950,000	5,950,000	$0.10	2.50 years
Granted, June 25, 2007	300,000	300,000	$ 1.00	2 years
Granted, August through
September, 2007	5,460,000	-	$ 0.50	2 years
Granted, December, 2007	300,000	300,000	$ 0.65	2 years
Forfeited	(5,500,000)	(5,500,000)	$ -	-
Exercised	(450,000)	(450,000)	$ 0.10	-
Balance at December 31, 2007	6,060,000	600,000	$ 0.58	1.63 years
Granted	155,000	-	-	2.00 years
Forfeited	-	-	-
Exercised	-	-	-
Balance at March 31, 2008	6,215,000	600,000	$ 0.58	1.39 years

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

Following is a summary of the stock option activity:

		Weighted	Aggregate
	Options	Average	Intrinsic
	Outstanding	Exercise Price	Value
Outstanding as of December 31, 2006	-	$-	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2007	-	$-	$-
Granted	5,400,000	0.5	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2007	5,400,000	$0.5	$-
Granted	200,000	0.5	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of March 31, 2008	5,600,000	$0.5	$-

For the three months ended March 31, 2008, 2007 and from inception (March 1, 2006) to March 31, 2008, the Company has expensed $931,364, $0 and $1,525,734 in stock option expenses, respectively.

8.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at March 31, 2008 are as follows:

Net operating loss for the three months ended March 31, 2008	$1,781,605
Effective income tax rate	40%
Total deferred tax assets	712,642
Less: valuation allowance	(712,642)
Total deferred tax assets as of March 31, 2008	$-

Net operating loss for the three ended March 31, 2007	$2,391,890
Effective income tax rate	40%
Total deferred tax assets	956,756
Less: valuation allowance	(956,756)
Total deferred tax assets as of March 31, 2007	$-
Net operating loss from inception (March 1, 2006) to March 31, 2008	9,693,641
Effective income tax rate	40%
Total deferred tax assets	3,877,456
Less: valuation allowance	(3,877,456)
Total deferred tax assets as of March 31, 2008	$-

The Company’s deferred tax asset as March 31, 2008 of $712,642 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended March 31, 2008 is as follows:

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

9.

Commitments – The Company and its Subsidiary entered into various agreements during the period beginning March 2006 (Subsidiary’s inception date) and ending March 31, 2008.  These include:

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

d.

Cuprum Resources Corp. – In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum Resources Corp (“Cuprum) entered into an Exploration Development Agreement (“agreement”).  The agreement requires the Company over the next three years to issue 4 million shares of the Company’s common stock and make cash payments in the amount of $17,000,000.  At March 31, 2008, the Company released 2,666,667 shares of its common stock from escrow and made cash payments of $3,107,387.

Commitments are summarized as below:

Period ending December 31,
2008	$7,007,225
2009	7,166,666
2010 and thereafter	500,000

10.

Subsequent Events

a.

On April 25, 2008, the Company and the $350,000 Note Holder executed Amendment No. 2 to the Note (“Amendment 2”).  Pursuant to Amendment 2, the maturity date was extended to July 31, 2008 (“Amended Maturity Date 2”), bearing interest at a rate of 6% per annum.  The Company also incurred additional fees associated with Amendment 2 in the amount of 250,000 shares of the Company’s common stock.

b.

On April 28, 2008, the Board of Directors approved a total of 4,550,000 to be issued to the members of the Board of Directors as bonus

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.   Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the Amendment No. 3 to Form 10SB that was filed with the Securities and Exchange Commission and became effective on December 21, 2007.

Overview of Business

The Company was formed as a Delaware corporation on January 4, 1996 under the name ObjectSoft Corporation. On May 9, 2005, The Company changed its name to Nanergy, Inc. On June 5, 2006, its name was changed to Xacord Corp. On January 3, 2007, the Company changed it's name to Empire Minerals Corp., and in November 2007, the name was changed to its current name, Dominion Minerals Corp.

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

In September of 2005, we were a party to a business combination in which we acquired the ownership of a New Jersey corporation holding licenses, patents and developments to certain photovoltaic processes. In this transaction, the Company issued 99,455 shares of our common stock. The Company also agreed to issue additional shares of common stock and stock options, if certain economic milestones were met by December 31, 2006. These economic milestones were not met. In 2006, we abandoned our efforts to develop the involved processes.

On February 20, 2007 we completed a business combination in which we acquired all of the outstanding stock of the Nevada Subsidiary in exchange for shares of our common stock. The combination was structured as a three-party merger in which:

(A)

The Company acquired all of the outstanding stock of the Nevada Subsidiary;

(B)

A Nevada corporation named Xacord Acquisitions Sub Corp. formed and wholly owned by the Company to be used as a vehicle for the transaction was merged into the Nevada Subsidiary;

(C)

The outstanding shares of the common stock of the Nevada Subsidiary as of the Effective Time of the merger were converted into shares of the common stock of the Company on a share for share basis with a total of 26,504,000 shares of the Company's stock issued in this conversion;

(D)

The Company assumed four warrants issued by the Nevada Subsidiary to purchase up to a total of 4,500,000 shares of the Company's Common Stock at $0.10 per share during a three year term. These warrants were held as follows: (i) a warrant for 2,000,000 shares was held by Saddle River Associates, Inc., a financial and business consultant to the Company; (ii) an additional warrant for 500,000 shares was held by Saddle River Associates, Inc.; (iii) a warrant for 1,500,000 shares was held by Pinchas Althaus, President and a director of the Company; and (iv) a warrant for 50,000 shares was held by Chaya Schreiber, a former shareholder of the Nevada Subsidiary. The warrant to purchase 50,000 shares was exercised on March 2, 2007. The remaining three warrants for 4,000,000 were canceled by mutual agreement of the parties on June 1, 2007.

The Company assumed a contingent obligation of the Nevada Subsidiary to issue warrants to Saddle River Associates, Inc. to purchase up to 500,000 shares of the Company's Common Stock at $0.50 per share during a five-year term from issuance, if the Company obtains specified amounts of additional capital; and the Company acquired the rights of the Nevada Subsidiary under a Letter of Intent to enter into the agreements relating to the acquisition of the majority interest in the Panamanian corporation holding the concession to the copper prospect.

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

The Nevada Subsidiary has entered into two joint venture agreements involving mineral properties and/or prospects located within China. These properties are primarily regarded as gold prospects or properties. One of the Chinese joint venture agreements of the Nevada Subsidiary is with Zhaoyuan Dongxing Gold Minerals Co., Ltd, an entity organized under the China Company Law. Under this agreement, the parties have formed Zhaoyuan Empire Gold Corp., Ltd., a Chinese entity in which they each own a 50% interest subject to future adjustment. This jointly held entity holds three mining leases from the Chinese government on gold prospects located in the Shandong Province of China along with certain mining and mill equipment. The other joint venture agreement of the Nevada Subsidiary is with the Tianjin Institute of Geology, a Chinese legal entity. Under this agreement the parties have formed a Chinese limited liability company named Empire (Tianjin) Resources Co., Ltd. This entity was formed to acquire mineral interests in and explore, develop and, if warranted, conduct mining operations on mineral properties located in the Inner Mongolian Autonomous Region of Tianjin Province in the Peoples Republic of China. The Nevada Subsidiary holds a 70% interest in this entity subject to future adjustment to reflect the parties' respective capital contributions.

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

Going Concern

The report of our independent auditors in our December 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of approximately $9,700,000 at March 31, 2008 and having insufficient sources of cash to execute our business plan. Our ability to continue as a going concern will be determined by our ability to raise adequate funds.  In response to these conditions, we are continuing to seek both debt and equity financing from various sources, although there are no guarantees that we will be successful in our endeavors.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures, such as the fair value of warrants and stock issued for services as well as various accruals, for example, we must calculate the fair value of options granted based on various assumptions.  Accordingly, the actual results could differ from those estimates. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Financial Statements.

Several of those critical accounting policies are as follows. Please refer to Note 1, Nature of Business and Significant Accounting Policies, including Note 1b, Basis of Presentation; Note 1c, Use of Estimates; Note 1d, Fair Value of Financial Instruments; and Note 1i, Income Taxes.

Results of Operations

Discussion of Revenues

We have no revenues at this time and have not had any revenues in recent years, because we are an exploration stage company. We do not anticipate that significant revenues will be achieved for the next 24 months.

Expenses for the Three Month Period ending March 31, 2008 vs March 31, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the three months ended		For the three months ended
	March 31, 2008		March 31, 2007
REVENUE	-	Nil	-	Nil
EXPENSES

Research & development	$ 46,589	2.65%	$ 198,959	8.33%

Consulting fees	169,388	9.64%	1,906,143	79.83%
Professional fees	73,983	4.21%	86,810	3.64%
Other employee compensation	931,364	52.98%	-	Nil
Loan costs	221,847	12.62%	-	Nil
General & administrative	186,410	10.61%	202,337	8.47%
Liquidated damage expense	111,825	6.36%	-	Nil
Depreciation	2,669	0.15%	-	Nil

TOTAL EXPENSES	$ 1,744,075	99.22%	$ 2,394,249	100.27%
LOSS BEFORE OTHER ITEM
Other expense (income)	37,530	2.13%	(2,359)	-0.10%
Other comprehensive income	(23,742)	-1.35%	(4,075)	-0.17%
LOSS BEFORE INCOME TAXES	1,757,863	100.00%	2,387,815	100.00%
Income tax benefit (expense)	-	Nil
COMPREHENSIVE LOSS	$ 1,757,863	100.00%	$ 2,387,815	100.00%

Research and development costs decreased by $152,370, or 77%, to $46,589 for the three months ended March 31, 2008 as compared to $198,959 for the three months ended March 31, 2007.  The principal reason for this decrease was due to decreased exploration activity on the Dongxing joint venture property.

Consulting fees decreased by $1,736,755, or 91%, to $169,388 for the three months ended March 31, 2008 as compared to $1,906,143 for the three months ended March 31, 2007. The principal reason for this decrease was due to referral fees paid in 2007, not being incurred in 2008.

For the three months ended March 31, 2008, professional fees decreased $12,826, or 15%, to $73,983 as compared to $86,810 for the three months ended March 31, 2007.  This decrease for the three month period is due to accounting and legal fees related to the issuance of 2007 first quarter financial statements and filing of our Form 10SB during the three months ended March 31, 2007.

For the three months ended March 31, 2008, other employee compensation expense totaled $931,364 as compared to 0 for the three months ended March 31, 2007.  This increase of $931,264 is due to the grants of Stock Options under the 2007 Employee Incentive Plan, to our management and an employee.  The fair values of the options granted were estimated at the date of the grant utilizing the Black-Scholes option-pricing model.

For the three months ended March 31, 2008, loan costs totaled $221,847 as compared to 0 for the three months ended March 31, 2007.  This increase of $221,847 is due to amortized costs recorded during the three months ended March 31, 2008, for Convertible Promissory Notes entered into by us, during the year ended 2007 and the three months ended March 31, 2008.

For the three months ended March 31, 2008, liquidated damage expense totaled $111,825 as compared to 0 for the three months ended March 31, 2007.  This increase of $111,825 is due to the penalties incurred pursuant to the Special Warrants issued.

Liquidity and Capital Resources

Cash and Working Capital

We had a decrease in working capital of $1,597,639 and $823,050 for the three months ended March 31, 2008 and March 31, 2007, respectively.  This was due to an increase in current assets of $492,651 for the three months ended March 31, 2008, a decrease in current assets of $568,980 for the three months ended March 31, 2007 and an increase in current liabilities of $2,090,290 and $254,070 for the three months ended March 31, 2008 and March 31, 2007, respectively.  We had an accumulated deficit of $7,912,036 from the date we exited bankruptcy proceedings in October 2004 to December 31, 2007, and an accumulated deficit of $9,693,641 at March 31, 2008. We have no contingencies or long-term obligations except for our work commitments under our Exploration and Development Agreement with Bellhaven Copper and Gold, Inc and Cuprum Resources Corp.

We had a cash balance of $878,116 and $1,047,877 on December 31, 2007 and December 31, 2006, respectively, and a cash balance of $1,395,767 and $464,919 on March 31, 2008 and March 31, 2007, respectively.  For the three months ended March 31, 2008 and the three months ended March 31, 2007, we had a net cash outflow of $517,651 and ($582,958), respectively.

On January 22, 2008, we received $350,000 from the issuance of a Convertible Promissory Note (“Note”).  The Note is payable in 30 days and bears interest at a rate of 6% annum.  We also incurred additional fees associated with the Note in the amount of $33,000.  The holder may at any time convert the principal amount for shares of our common stock at a rate of $1.00 per share.  On February 22, 2008, we executed an Amendment to the Note (“Amendment”). Pursuant to the Amendment, the maturity date was extended to May 31 2008 (“Amended Maturity Date”), bearing interest at a rate of 6% annum.  On April 25, 2008, we executed Amendment No. 2 to the Note (“Amendment 2”).  Pursuant to Amendment 2, the maturity date was extended to July 31, 2008 (“Amended Maturity Date 2”), bearing interest at a rate of 6% annum.  We also incurred additional fees associated with Amendment 2 in the amount 250,000 shares of our common stock.

On March 10, 2008, we received $1,650,000 pursuant to a Loan Agreement with Balstone Investments Ltd.  The loan bears interest at a rate of 3-monthly LIBOR plus 1% and is payable in full on September 11, 2008.  As security for the prompt and complete payment of the loan, a personal guarantee was granted by our Chief Executive Officer which includes a share charge over his entire shareholdings in the Company.

Internal and External Sources of Liquidity

Over the next 12 months period, we plan to fund our operations through the sale of Common Stock or Common Stock with warrants.

Contractual Obligations

We have no commitments for capital expenditures.

We do not engage in hedging transactions and we have no hedged mineral resources.

We were and are committed to making certain exploration work expenditures and option payments pursuant to the Exploration and Development Agreement and Joint Venture Agreement signed at December 31, 2007 over the forthcoming 12 months period:

Cerro Chorcha Project:

•

Required work expenditure by March 7, 2008; $2,000,000 which has been paid and the exploration and development plan was completed; a work plan for the remainder of 2008 has been formulated and will be approved jointly by Bellhaven Copper and Gold, Inc. and us.

•	Annual payment: $500,000 due March 7, 2008 was paid on March 14, 2008;

TIGMR Project:

•	Joint Venture Contribution (Installments 1 and 2): $500,000; due September 2007, paid September 2007; Joint Venture Contribution (Installment 3) due May 31, 2008;

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. We do not engage in hedging transactions and we have no hedged resources.

Item 3.  Qualitative Disclosures About Market Risk.

None.

Item 4T.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

Pinchas Althaus, who serves as the Company’s chief executive officer, and Diego Roca, who serves as the Company’s chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

(b)

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.]

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

1.

(a)

On November 2, 2007, the Company agreed to issue 599,000 shares of its common stock.

(b)

No person acted as a principal underwriter for the sale of these securities.  The Company’s common stock was offered directly by the Company through its officers and directors.  The common stock was issued to four entities as follows:  Netzach Group LLC – 325,000 shares; (ii) Euro Centro Consulting Corp – 10,000 shares; and (iii) Jewish Enrichment Center for the Boroughs – 64,000 shares.

(c)

These securities were issued for consulting services performed for the Company.  There were no underwriting fees, discounts or expenses involved in the issuance of this stock.

(d)

In the issuance of these shares of its common stock, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act provided in Section 4(2) of the Securities Act and by Regulation D adopted under the Securities Act.  These shares were issued as restricted securities and a legend denoting the restrictions on their transferability under the Securities Act was placed upon the certificates issued to represent the securities.

2.

(a)

On December 15, 2007, the Company entered into an Amendment 2 to Convertible Promissory Note, which note (“Note”) was originally issued on June 25, 2007 and was amended on September 19, 2007.  The Note as amended through December 15, 2007 provides for:  (i) the payment of principal of $100,000.00 on or before January 31, 2008;  (ii) the payment of the remaining principal of $200,000.00 on or before May 31, 2008; (iii) the payment of accrued interest of $26,000.00 and Note related fees and costs of $34,000.00 on or before May 31, 2008; (iv) the issuance of a warrant to purchase up to 300,000 shares of the Company’s common stock at $0.65 per share during the period ending September 19, 2009 (“September 19, 2009 Warrant”); (v) the issuance of a warrant to purchase 300,000 shares of the Company’s common stock during the period ended December 15, 2009 (“December 15, 2009 Warrant”); and (vi) the issuance of 600,000 shares of the Company’s common stock to the holder of the Note, which the Company plans to issue.

(b)

No person acted as a principal underwriter for the sale of these securities.  The Company’s common stock was offered directly by the Company through its officers and directors.  The securities were issued to ATM Group, LLC, a New York limited liability company.

(c)

The Note was originally issued for cash totaling $300,000.00.  The December 15, 2009 Warrant and the 600,000 shares of common stock were issued for the extension of the Note.  The $34,000.00 fee to be paid on or before May 31, 2008 was for:  (i) $12,000.00 – financing fee; (ii) $5,000.00 – underwriting fee; (iii) $15,000.00 – consulting fee; and (iv) $2,000.00 – creditor’s costs.

(d)

In the issuance of these securities, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act provided in Section 4(2) of the Securities Act and by Regulation D adopted under the Securities Act.  These shares were issued as restricted securities and a legend denoting the restrictions on their transferability under the Securities Act was placed upon the documents issued to represent the securities.

3.

(a)

On April 18, 2008, the Company issued 4,550,000 shares of its common stock.

(b)

No person acted as a principal underwriter for the issuances of these securities.  The Company’s common stock was offered directly by the Company through its officers and directors.  The common stock was issued to the Company’s four directors.

(c)

These shares of common stock were issued to the directors as compensation for their services as such.  No underwriting discounts, commissions or acquisition costs were paid on these issuances.

(d)

In the issuance of these shares of its common stock, the Company relied upon the exemption from the registration requirements of Section 5 of the Securities Act provided in Section 4(2) of the Securities Act and by Regulation D adopted under the Securities Act.  These shares were issued as restricted securities and a legend denoting the restrictions on their transferability under the Securities Act was placed upon the certificates issued to represent the securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

The Company’s Board of Directors does not presently have a standing nominating committee or any committee performing similar functions.  Since the Board presently consists of only four members, all of its directors will participate in the nomination process.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibits
3.1	Amendment 2 to Convertible Promissory Note*

31.1	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

____________________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION MINERALS CORP.

Date:	May 20, 2008	By:	/s/ Pinchas Althaus
PINCHAS ALTHAUS
Chief Executive Officer and President

Date:	May 20, 2008	By:	/s/ Diego Roca
DIEGO ROCA
Executive Vice President, Chief Financial
Officer and Treasurer