Form 10-Q
period 2008-06-30
DOMINION MINERALS CORP
filed 2008-08-14
CIK 1402747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008
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

The number of shares of the registrant’s common stock outstanding as of August 14, 2008 was 68,196,718.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008

ASSETS

JUNE 30,
2008
(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$770,103
Prepaid expense	23,529
Total current assets	793,632

EQUIPMENT, net	40,821

OTHER ASSETS:
Notes issuance cost, net	63,525
Other assets	12,000
Long term investment	4,643,259
Total other assets	4,718,784

Total assets	$5,553,237

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities	$746,011
Short-term loan	1,725,949
Convertible note payable	550,000
Liquidated damages payable	196,050
Total current liabilities	3,218,010

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
100 shares issued and outstanding as of June 30, 2008	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
47,405,696 issued and outstanding as of June 30, 2008	4,741
Escrowed common stock	(134)
Additional paid-in capital	15,161,470
Stock subscription receivable	(1,560)
Deficit accumulated during the exploration stage	(12,885,789)
Accumulated other comprehensive income	56,499
Total shareholders' equity	2,335,227

Total liabilities and shareholders' equity	$5,553,237

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FROM INCEPTION (MARCH 1, 2006) TO JUNE 30, 2008
(UNAUDITED)

					From inception
	Three months ended		Six months ended		(March 1, 2006)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

RESEARCH AND DEVELOPMENT COSTS	57,747	76,776	104,336	275,735	884,688
GENERAL AND ADMINISTRATIVE EXPENSES	2,769,235	350,121	4,133,049	2,545,411	11,181,182
LIQUIDATED DAMAGE EXPENSE	84,225	-	196,050		196,050

LOSS FROM OPERATIONS	(2,911,207)	(426,897)	(4,433,435)	(2,821,146)	(12,261,920)

OTHER (EXPENSE) INCOME, NET
Non-operating income, net	2,516	10,117	(25,000)	10,117	(14,670)
Interest expense, net	(106,215)	1,995	(116,229)	4,354	(210,110)
Finance expense	(177,242)	-	(399,089)		(399,089)
Total other (expense) income, net	(280,941)	12,112	(540,318)	14,471	(623,869)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,192,148)	(414,785)	(4,973,753)	(2,806,675)	(12,885,789)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(3,192,148)	(414,785)	(4,973,753)	(2,806,675)	(12,885,789)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	7,591	1,338	31,333	5,413	56,499

COMPREHENSIVE LOSS	$(3,184,557)	$(413,447)	$(4,942,420)	$(2,801,262)	$(12,829,290)

LOSS PER SHARE
Basic and diluted loss per share	$(0.07)	$(0.01)	$(0.11)	$(0.09)

Basic and diluted weighted average shares outstanding	46,479,585	39,667,252	44,531,939	32,445,025

STATEMENT OF SHAREHOLDERS' EQUITY

										ACCUMULATED
							ADDITIONAL	STOCK		OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		PAID-IN	SUBSCRIPTION	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	DEFICIT	GAIN (LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)			3,400
Shares issued March 29, 2006 for $76,500 in services
and $8,500 cash, at $0.01 per share			8,500,000	850			84,150				85,000
Stock sold through subscription agreements
April through December 2006
at $0.50 per share			5,505,000	551			2,751,949				2,752,500
Stock issued through the exercise of warrants			20,000	2			1,998				2,000
Stock warrants issued to employees							474				474
Stock warrants issued to consultants for advisory services							197,113				197,113
Foreign currency translation loss										(2,651)	(2,651)
Net loss									(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)	$(2,123,672)	$(2,651)	$914,164

Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955				45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)				-
$0.50 per share, CEO for compensation			1,500,000	150			749,850				750,000
$0.50 per share, for cash			1,994,000	199			996,801	(210,000)			787,000
$0.50 per share, for consulting services			1,475,000	148			737,352				737,500
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533				666,666
$0.50 per share, for conversion of notes			100,000	10			49,990				50,000
$0.013 per share, for conversion of Xacord note			7,925,000	793			105,278				106,071
Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)				(135,207)
Repurchase preferred stock	(100)						(10,000)				(10,000)
Warrants issued with convertible note							14,276				14,276
Proceeds on subscription receivable								200			200
Foreign currency translation gain										5,413	5,413
Net loss									(2,806,675)		(2,806,675)

Balance, June 30, 2007, unaudited	-	-	39,761,696	3,977	(2,666,667)	(267)	6,261,143	(212,860)	(4,930,347)	2,762	1,124,408

Proceeds on subscription receivable								1,300			1,300
Stock issued
$0.50 per share, for cash			1,320,000	132			659,868	210,000			870,000
$0.50 per share, for consulting services			824,000	82			411,918				412,000
$0.50 per share, for loan issuance cost			700,000	70			349,930				350,000
Warrants issued with convertible note							53,151				53,151
Special warrants issued
Issued for cash							2,230,000				2,230,000
Issued with convertible promissory note							500,000				500,000
Preferred stock issued for compensation expense	100	-					10,000				10,000
Stock compensation expense							594,370				594,370
Foreign currency translation gain										22,404	22,404
Net loss									(2,981,689)		(2,981,689)

Balance, December 31, 2007	100	$-	42,605,696	$4,261	(2,666,667)	$(267)	$11,070,380	$(1,560)	$(7,912,036)	$25,166	$3,185,944

Release of escrow shares					1,333,334	133	666,534				666,667
Shares issued to extend convertible note			250,000	25			124,975				125,000
Shares issued as employee compensation			4,550,000	455			2,274,545				2,275,000
Special warrants issued for cash							77,500				77,500
Stock compensation expense							947,536				947,536
Foreign currency translation gain										31,333	31,333
Net loss									(4,973,753)		(4,973,753)

Balance, June 30, 2008, unaudited	100	$-	47,405,696	$4,741	(1,333,333)	$(134)	$15,161,470	$(1,560)	$(12,885,789)	$56,499	$2,335,227

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FROM INCEPTION (MARCH 1, 2006) TO JUNE 30, 2008

(UNAUDITED)

			From inception
	Six months ended		(March 1, 2006)
	June 30,		to June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,973,753)	$(2,806,675)	$(12,885,789)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,302	4,637	15,649
Bad debt expense	-	-	80,000
Warrants issued for services	-	-	197,587
Amortization of debt discount	-	-	31,641
Amortization of loan issuance cost	240,090	-	446,262
Common stock issued for advisory services	-	1,487,500	1,906,479
Stock option expense	947,536	-	1,541,906
Common stock issued for notes	125,000	-	125,000
Common stock issued for employee compensation	2,275,000	-	2,275,000
Preferred stock issued for employee compensation	-	-	10,000
Loss on currency exchange	1,048	-	12,128
Change in operating assets and liabilities:
Prepaid expense	45,992	-	45,992
Other assets	(12,000)	-	(12,000)
Accrued liabilities	219,789	98,470	746,093
Liquidated damage expense	196,050	-	196,050
Net cash used in operating activities	(928,946)	(1,216,068)	(5,268,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	(3,271)	(2,098)	(49,759)
Long term investment	(1,256,314)	(978,065)	(3,309,928)
Advances for notes receivable	-	-	(80,000)
Net cash used in investing activities	(1,259,585)	(980,163)	(3,439,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	997,000	4,421,400
Proceeds from special warrants	77,500	45,000	2,298,420
Proceeds from exercise of warrants	-	-	45,000
Payment of note issuance cost	-	-	(74,000)
Payment on notes payables	(100,000)	(25,000)	(425,000)
Proceeds from short term loan	75,868	-	75,868
Proceeds from notes payable	2,000,000	455,000	3,105,000
Proceeds from subscription receivable	-	200	1,500
Payment to repurchase preferred stock	-	(10,000)	(10,000)
Net cash provided by financing activities	2,053,368	1,462,200	9,438,188

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27,150	(6,316)	39,604

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(108,013)	(740,347)	770,103

CASH AND CASH EQUIVALENTS, beginning of the period	878,116	1,047,877	-

CASH AND CASH EQUIVALENTS, end of period	$770,103	$307,530	$770,103

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$66,024
Income taxes paid	$-	$-	$-
Net liabilities assumed in reverse acquisition	$-	$-	$135,207
Conversion of notes and interest for common stock	$-	$-	$106,071
Issuance of founders stock for subscription receivable	$-	$-	$14,960
Shares issued for exploration and development of investment	$666,666	$-	$1,333,332
Common stock issued to prepay for consulting services	$-	$-	$69,521
Special warrants issued for repayment of convertible promissory note	$-	$-	$500,000
Warrants issued for discount on debt	$-	$-	$31,641
Warrants issued for loan issuance costs	$-	$-	$35,786
Common stock issued for loan issuance cost	$240,090	$-	$446,262

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

1.	Nature of Business and Significant Accounting Policies

a.
Nature of business - Dominion Minerals Corp. (“Company”) (formerly Empire Minerals Corp.) was incorporated January 4, 1996 under the laws of Delaware. The Company is engaged in the exploration of precious and base metals including gold and copper. All potential properties currently under exploration are located in the People’s Republic of China (“PRC”) and Panama.

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

b.
Basis of presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries Empire Minerals Corp., 50% owned Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Dongxing”), and 70% owned Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) (together the “Subsidiaries”). All significant inter-company transactions and balances are eliminated upon consolidation. Minority interest has not been presented on the consolidated balance sheet because accumulated losses have exceeded the minority shareholders’ equity. In accordance with APB No. 18, the minority interest has been written down to zero on the accompanying balance sheet.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in these interim financial statements should be read in conjunction with information included in the Company's financial statements for the years ended December 31, 2007 appearing elsewhere and in the Company's annual report on 10KSB filed on April 16, 2008.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

c.
Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures, such as the fair value of warrants and stock issued for services as well as various accruals, for example, we must calculate the fair value of options granted based on various assumptions. Accordingly, the actual results could differ from those estimates.

d.
Fair value of financial instruments - On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

The Company invested $4,643,259 to Cuprum Resources Corp. as of June 30, 2008. Since there is no quoted or observable market price for the fair value of similar investments in long term joint ventures, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contribution to the investment.

As of June 30, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

e.
Cash and cash equivalents - For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with an original maturity of three months or less.

f.
Advances - From time to time, the Company advances funds to its consultants and business partners to further the Company’s business plans. Management monitors these advances to ensure appropriate progress is made pursuant to the funding terms. Additionally, management evaluates the collectability of these monies and records reserves if collections are in doubt.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

g.
Concentration of risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company has limited experience as it is an exploration stage company but does not anticipate incurring any losses related to this credit risk. As of June 30, 2008, the Company had amounts in bank accounts in excess of FDIC insurance of $884,597.

The Company has gold mining activities in People’s Republic of China (“PRC”) and investment copper mining activities in Panama. Accordingly, the Company’s mining business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and Panama, and by the general state of the PRC’s and Panama’s economy. The Company’s operations in the PRC and investments in Panama are subject to specific considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

h.
Net loss per share - In accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share, an basic earnings/loss per common share (EPS) is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS 128, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive.

The following is a reconciliation of the basic and diluted loss per share computations:

Three months ended June 30,	2008	2007
Net loss	$3,192,148	$414,785

Weighted average shares used in basic computation	46,479,585	39,667,252
Diluted effect of stock options, warrants	-	-
Weighted average shares used in diluted computation	46,479,585	39,667,252

Losses per share:
Basic	$0.07	$0.01
Diluted	$0.07	$0.01

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

All warrants and options were excluded from the diluted loss per share due to the anti-diluted effect.

Six months ended June 30,	2008	2007
Net loss	$4,973,753	$2,806,675

Weighted average shares used in basic computation	44,531,939	32,445,025
Diluted effect of stock options, warrants	-	-
Weighted average shares used in diluted computation	44,531,939	32,445,025

Losses per share:
Basic	$(0.11)	$(0.09)
Diluted	$(0.11)	$(0.09)

All warrants and options were excluded from the diluted loss per share due to the anti-diluted effect.

i.
Income Taxes - The Company provides for income taxes under SFAS 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax liability or assets is expected to be settled or realized. SFAS 109 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. The provision for federal income tax differs from that computed amount by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

j.
Stock based compensation - For stock, options and warrants issued to service providers, employees and founders, the Company follows SFAS No. 123(R), Share-Based Payment, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires recording the options and warrants at the fair value of the service provided and expensing over the related service period.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect that the application of SFAS 161 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

l.
Equipment - Equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives of five years. Expenditures for maintenance and repairs are charged to operations as incurred. The estimated service lives of equipment and vehicles are as follows:

Depreciable Life
Exploration equipment	5 years
Office equipment	5 years
Vehicles	5 years

m.
Impairment for long lived assets - SFAS No. 144, “Accounting for the Impairment or Disposal of Long−Lived Assets” requires that long−lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary−asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long−lived asset to be held and used. The Company has no impairment issues to disclose.

n.
Foreign currency translation - The reporting currency of the Company is US dollar. Dongxing and Tianjin use their local currency RMB, as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Translation adjustments amounted to $56,499 gain as of June 30, 2008. Asset and liability accounts at June 30, 2008 were translated at 6.85 RMB to $1.00. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts and cash flows for the six months ended June 30, 2008 and 2007, and from inception (March 1, 2006) to June 30, 2008 were 7.05 RMB, 7.71 RMB and 7.63 RMB to $1.00, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. Because cash flows are translated at average translation rates for the period, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2008 and 2007, and from inception (March 1, 2006) to June 30, 2008, total transaction loss amounted to $1,048, $0 and $12,128 respectively.

2.	Going Concern

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $12.9 million as of June 30, 2008 and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

3.	Equipment

Equipment consists of the following at June 30, 2008:

Exploration equipment	$21,622
Office equipment	4,916
Vehicles	30,172
Total	56,710
Less: accumulated depreciation	15,889
Equipment, net	$40,821

Depreciation expense amounted to $6,302, $4,637 and $15,649 for the six months ended June 30, 2008 and 2007, and the period from inception (March 1, 2006) through June 30, 2008, respectively.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

4.	Long term investment

Cuprum Resources Corp. (“Cuprum”) - In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum entered into an Exploration Development Agreement (“Agreement”). The Agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from the Republic of Panama on a copper prospect located in the Republic of Panama. The Agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each beginning in March 2007, issue Bellhaven 4,000,000 shares of the Company’s common stock under an escrow agreement and further cash investments totaling $15,000,000 to be used in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. Currently, the Company owns less than 20% of Cuprum and therefore, has recorded this investment under the cost method of accounting for investments. At June 30, 2008, the Company made its first two cash installment payments of $500,000, invested another $2,309,926 which was used for exploration and development work, and issued 2,666,667 shares of common at $0.50 per share or $1,333,334. Accordingly, the Company recorded $4,643,259 as investments in the accompanying balance sheet which includes the $2,309,926 incurred in exploration and development work. The exploration and development work is made up of the project costs for the period. The project costs include drilling, general geology, camp, mobilization, geophysics, land administration, assays and shipping, helicopter, office and management expenses. The costs have been capitalized by the Company as part of the Company’s acquisition of the 75% stake in Cuprum, as per the Exploration and Development Agreement. Another 1,333,333 shares of common stock has been placed into escrow and are recorded as shares in escrow until such time as the shares are released at which time the Company will reflect an increase to both the investment and equity.

Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Zhaoyuan Dongxing”) - The Company entered into a joint venture agreement with Zhaoyuan Dongxing Gold Minerals Co., Ltd. (“Dongxing”) to conduct gold mining activities in the PRC. The agreement calls for a total capital contribution of $500,000 from the Company. Dongxing will contribute various mining licenses and other assets such as instruments and equipment. The Company will receive a 50% equity stake in the joint venture in exchange for its $500,000 contribution. Dongxing will receive the remaining 50% stake in the joint venture in exchange for its contribution of mining licenses and other assets. The amount was due and payable when Dongxing acquired the required business license approvals in the People’s Republic of China. On December 20, 2006, the joint venture company, Zhaoyuan Dongxing was approved by the Chinese government and the business license was granted on December 21, 2006. The Company has contributed the full $500,000 capital contribution as per the joint venture agreement. The Company consolidates the financial statements of Zhaoyuan Dongxing into its financial statements because the Company exercises control over the Zhaoyuan Dongxing through its 50% ownership; additionally, the Company has the right to appoint three of the five board of director members and has control over the selection of key management personnel.

Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) - In November 2006, the Company and Tianjin Institute of Geology and Mineral Resources (“TIGMR”) signed a cooperative joint venture agreement to form Tianjin. The purpose of the joint venture is to engage in the exploration and development of gold and other mineral products in the People’s Republic of China. The agreement calls for a $1,000,000 total capital contribution. The Company obtained a 70% equity stake in the joint venture in exchange for $1,000,000. The $1,000,000 contribution is required to be paid in installments after the approval by the Chinese government. The approval and the business license were received on April 12, 2007. The Company’s made the first two installment payments of $200,000 on July 5, 2007 and $300,000 on September 5, 2007, and was required to make a third installment of $500,000 on or before May 30, 2008. TIGMR was required to contribute mining licenses and mineral data to the joint venture for the remaining 30% interest per Amendment Number 2, by May 30, 2008. As of June 30, 2008, TIGMR had not transferred the licenses and therefore the Company did not transfer the third installment into Tianjin. The Company and TIGMR are currently negotiating an extension for the transfer of the licenses. The term of the joint venture is 30 years beginning on April 12, 2007, the date the business license was issued. The Company has consolidated the financial statements of the joint venture into the its financial statements as the Company exercise control over the joint venture by its 70% of ownership.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

b.
On June 25, 2007, the Company executed a Convertible Promissory Note (“Note”) in the amount of $300,000. The Note was payable in 90 days, bearing a total of $26,000 interest during the term of the Note. The Company also incurred additional fees associated with the Note in the amount of $34,000 and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 for a two-year term. The Note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration / mining leases in Panama and China. The Holder of the Note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On September 19, 2007, the Company and the Holder executed an Amendment to the Note. Pursuant to the amended agreement, the maturity date was extended to December 15, 2007. In addition, the warrant granted to the holder to purchase 300,000 shares of common stock at $1.00 for a two-year term was canceled and new warrant was granted to the holder to purchase 300,000 shares of common stock at $0.65 for a two-year term. On December 15, 2007, the Company and the Holder executed Amendment 2 to Convertible Promissory Note (“Amendment 2”). Pursuant to Amendment 2, the interest rate became 9% and the maturity date was extended to May 31, 2008. Additionally, the Company issued the Holder 600,000 shares of common stock at $0.65 per share for a two-year term. On January 28, 2008, the Company repaid $100,000 of the principal. On July 16, 2008, the Company paid the full remaining principal balance of $200,000 plus an additional amount of $69,000 and 200,000 shares of common stock, which represented late fees pursuant to the Amendment. See Note 10 - subsequent event for more detail.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

e.  On January 22, 2008, the Company executed a Convertible Promissory Note (“Note”) in the amount of $350,000. The note is payable in 30 days and bears interest at a rate of 6% annum. The Company also incurred additional fees associated with the Note in the amount of $33,000. The holder may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On February 22, 2008, the Company and the Holder executed an Amendment to the Note (“Amendment”). Pursuant to the Amendment, the maturity date was extended to May 31 2008 (“Amended Maturity Date”), bearing interest at a rate of 6% annum. On April 25, 2008, the Company and the Holder executed Amendment No. 2 to the Note (“Amendment 2”). Pursuant to Amendment 2, the maturity date was extended to July 31, 2008 (“Amended Maturity Date 2”), bearing interest at a rate of 6% annum. The Company also incurred additional fees associated with Amendment 2 in the amount 250,000 shares of the Company’s common stock. On July 22, 2008, the Company paid the full amount of principal to the Note Holder to satisfy the Note.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

f.  Loan Payable - On March 10, 2008, the Company entered into a Loan Agreement in the amount of $1,650,000 with Balstone Investments Ltd. The loan bears interest at a rate of 3-monthly LIBOR (approximately 4.6% at March 10, 2008) plus 1% and is payable in full on September 11, 2008. As security for the prompt and complete payment of the loan, a personal guarantee was granted by the Chief Executive Officer of the Company including a share charge over the Chief Executive Officer’s entire shareholding in the Company. On July 28, 2008, the Company paid the full balance of the loan and interest due to Balstone Investments Ltd.

Total interest expense for the above convertible notes payable and short term loans for the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and 2007, and from inception (March 1, 2006) to June 30, 2008 amounted to $108,608 and $0, $122,358 and $0, and $249,408, respectively.

6.	Related Party Transactions

a.  Saddle River Associates - The Company entered into three agreements with Saddle River Associates (SRA), a shareholder in the Company. The first transaction dated March 26, 2006 relates to a one year Advisory Agreement in which SRA will provide consulting services related to locating and evaluating financing alternatives, corporate structuring and other business issues for $15,000 per month. The agreement automatically renews annually, unless either party gives 90 days notice to terminate. The Company paid SRA $0 for the period ended June 30, 2008 and 2007, and for the period from inception (March 1, 2006) through June 30, 2008, under the terms of this agreement. On April 15, 2008 the Company canceled the agreement.

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
JUNE 30, 2008
(UNAUDITED)

Additionally, the Company entered into a third agreement with SRA in October 2006. The agreement called for consulting services to the Company on a month to month basis, for $5,000 per month, prior to the merger between the Company and its subsidiary. This agreement was terminated on the date of the merger, February 21, 2007.

b.
Chief Financial Officer - The Company’s Chief Financial Officer (“CFO”) provided consulting services to the Company prior to the merger to assist in merger preparations at $5,000 per month on a month to month basis beginning in November 2006 through February 21, 2007. As of April 1, 2007, the CFO resumed providing consulting services to the Company at $8,000 per month on a month to month basis. The services provided include the day to day financial management of the company and any related functions related to the financial operations of the Company.

On June 18, 2007, the Company and the CFO entered into a Stock Repurchase Agreement in which the Company repurchased from the CFO, 100 shares of the Company’s outstanding Series I Preferred Stock (“Preferred Shares”) held by the CFO for $10,000.

c.
Euro Centro Consulting Corp - The Company entered into 2 agreements with Euro Centro Consulting Corp (“Euro”), as shareholder in the Company. The first transaction dated July 15, 2007, the Company and Euro Centro Consulting Corp (“Euro”), a shareholder of the Company entered into a consulting agreement. Pursuant to the agreement, the Company received a one-time referral services from Euro in exchange for a cash fee of $50,000 and 100,000 shares of common stock. The shares were valued at $0.50 per share, for a total amount of $50,000, which was expensed as of December 31, 2007.

The second transaction was a similar consulting agreement dated November 2, 2007. Pursuant to the agreement, the Company received a one-time referral services from Euro in exchange for a cash fee of $50,000 and 10,000 shares of common stock. The shares were valued at $0.50 per share, for a total amount of $5,000 which was expensed as of December 31, 2007.

7.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2008, the Company has 47,405,696 of Common Stock outstanding, including 1,333,333 shares held in escrow.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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
On February 20, 2007, the Company issued 26,504,000 shares of its common stock for 26,504,000 shares of common stock, representing all of the outstanding stock of its subsidiary pursuant to the triangular merger accounted for as a reverse merger and recapitalization. Additionally, all warrants issued by the subsidiary and outstanding at the date of the mere were exchanged for warrants in the Company. Prior to the merger, the Subsidiary had entered into several agreements which accounted for the shares of common stock outstanding:

(1)  Upon the formation of the Subsidiary, the founding shareholders received 6,460,000 shares of common stock for $6,460. During the quarter ended March 31, 2008, the Company received $4,900 as payment for the shares. Therefore, subscriptions receivable totaled $1,560 at June 30, 2008.

(2)  On March 29, 2006, the Subsidiary issued managements and key consultants 8,500,000 shares for services valued at $76,500 and cash $8,500, totaling $0.01 per share. As of March 31, 2007, the Subsidiary received $8,500 in cash for payment. The Subsidiary recorded $76,500 of consulting expense during the year ended December 31, 2006. Additionally, the Subsidiary issued warrants to purchase up to a total of 5,970,000 to management and consultants. The warrants were vested upon grant, have a 3 year life, and are exercisable at $0.10 per share. Warrants to purchase up to 3,500,000 shares of common stock issued to management contained a cashless exercise provision. The eight warrants were valued at $197,587 using the Black-Scholes Option Pricing Model, using a volatility rate of 62% based on the volatility of a publicly traded exploration stage company in a similar stage of development, and a risk free rate of 4.79%. The Subsidiary recognized $197,587 of compensation expense during the year ended December 31, 2006. As of June 30, 2008, four warrants with options to purchase a total of 450,000 were exercised for cash. The Subsidiary received $45,000 in cash for the exercise of the four warrants. Two warrants with options to purchase a total of up to 2,000,000 were exercised utilizing the cashless exercise provision. A total of 1,600,000 shares of common stock were issued to management in the transaction. Two warrants to purchase a total of up to 3,500,000 shares of common stock were canceled pursuant to an Agreement for Cancellation of Warrants entered into by and between the parties.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

e.
On April 1, 2007, the Company issued 7,925,000 shares of Common Stock to West Greenwood Foundation (“WGF”) and various entities and individuals (“designees”), pursuant to the conversion of the Convertible Promissory Note executed by the Company in February 2001 (“Note”). On the date of the conversion of the Note, the balance of the Note was $67,700 and $38,371 of principal and interest, respectively. In a simultaneous transaction, the designees purchased an interest of the Note from WGF and converted their interest in to shares of Common Stock of the Company based on the rate of conversion previously agreed to between the Company and WGF. The conversion of the total balance of $106,071 to 7,925,000 shares of Common Stock, represented a conversion rate of approximately $0.013 per share. See Note 5a.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

j.
On July 31, 2007, the Company completed a Private Placement to sell 1,000,000 shares of Common Stock at a price of $0.50 per share for cash totaling $500,000. The transaction was completed in the form of a Subscription Agreement and called for the Company to issue warrants to purchase 1,000,000 shares of common stock at $1.00 per share for a 2 year term. Pursuant to the agreement, the Company is required to file a registration statement within 150 days and it be declared effective within 210 days. As of June 30, 2008, the Company has not filed the registration statement and has accrued $30,000 in liquidated damages which were expensed during the current period.

k.
From August 2007 to October 2007, the Company sold a total of 320,000 shares of common stock in the form of Subscription Agreements at $.50 per share. The total proceeds to the Company for the sale of the shares were $160,000.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

n.
On April 18, 2008, the Company agreed to issue 4,550,000 shares of common stock to its directors in consideration of their past services. The Company recorded directors’ compensation expenses in the amount of $2,275,000 in the accompanying statement of operations.

o.	On April 25, 2008, the Company agreed to issue 250,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 5e).

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

From August 2007 to June 2008, the Company received a total of $2,296,420 in cash, netted of $11,080 loss in currency exchange, and the cancellation of a Promissory Note in the amount of $500,000, for the sale of 5,615,000 Special Warrants offered by the Company at a price of $0.50 per Special Warrant. Each Special Warrant is convertible into one share of common stock and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will entitle the holder to acquire one share of common stock at an exercise price of $0.65 for a two-year term. The Special Warrants Agreement includes an addendum requires the Company (i) to register the shares underlying both the converted shares and the warrants, (ii) to complete a registration statement to be filed within 150 days, and (iii) effective within 210 days. The Agreement imposes cash penalties of 2% per 30 day period for non-compliance. The potential registration penalties should be accounted for in accordance with FSP EITF 00-19-2. That FSP requires that the penalties be accounted for in accordance with FAS 5, that is, they are recognized when they are “probable” and can be “reasonably estimated”, which may be at inception. As of June 30, 2008, the Company has not filed the registration statement and has accrued $166,050 in liquidated damages which have been expensed during the current period. In July 2008, 155,000 shares of common stock were issued upon conversion by holders of Special Warrants of the Special Warrants to common stock.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

On January 26, 2008, the Company granted stock options to purchase up to 200,000 shares of the Company’s common stock to a director of the Company, pursuant to the Company’s 2007 Employee Incentive Plan. The stock options have an exercise price of $0.50 per shares for a five-year term.

The Company had 6,215,000 warrants outstanding as of June 30, 2008 and the following is a summary of the warrant activities:

			Weighted-
	Number of	Number of	Average	Average
	Warrants	Warrants	Exercise	Remaining
	Outstanding	Exercisable	Price	Contractual Life
Balance at December 31, 2006	5,950,000	5,950,000	$0.10	2.75 years
Granted	300,000	300,000	1.00	2.00 years
Forfeited	(5,500,000)	(5,500,000)	-
Exercised	(450,000)	(450,000)	0.10
Balance at June 30, 2007	300,000	300,000	$1.00	2.00 years
Granted,	5,760,000	-	0.51	2 years
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance at December 31, 2007	6,060,000	600,000	$0.58	1.63 years
Granted	155,000	-	-	2.75 years
Forfeited	-	-	-
Exercised	-	-	-
Balance at June 30, 2008	6,215,000	600,000	$0.58	1.15 years

In November 2007, the Board of Directors of the Company adopted and approved the 2007 Stock Option Plan (the “Plan”) which authorized the issuance of up to 6,750,000 shares under the Plan. The fair values of stock options granted to employees were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employees - 2007	5.0 years	61%	0%	3.52%	8,100,000

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the option’s expected life based on historical exercise behavior.

Following is a summary of the stock option activity:
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	-	$-	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2007	-	$-	$-
Granted	5,400,000	0.50	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2007	5,400,000	$0.50	$-
Granted	200,000	0.50	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2008	5,600,000	$0.50	$-

For the six months ended June 30, 2008 and 2007 and from inception (March 1, 2006) to June 30, 2008, the Company has expensed $947,536, $0 and $1,541,906 in stock option expenses, respectively.

8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2008 are as follows:

Net operating loss for the six months ended June 30, 2008		$4,973,753
Effective income tax rate		40%
Total deferred tax assets		1,989,501
Less: valuation allowance		(1,989,501)
Total deferred tax assets as of June 30, 2008	$	- -

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Net operating loss for the six months ended June 30, 2007	$2,806,675
Effective income tax rate	40%
Total deferred tax assets	1,122,670
Less: valuation allowance	(1,122,670)
Total deferred tax assets as of June 30, 2007	$-

Net operating loss from inception (March 1, 2006) to June 30, 2008	$12,885,789
Effective income tax rate	40%
Total deferred tax assets	5,154,315
Less: valuation allowance	(5,154,315)
Total deferred tax assets as of June 30, 2008	$-

The Company’s deferred tax asset as of June 30, 2008 of $5,154,315 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended June 30, 2008 is as follows:

Federal income tax rate	34%
State tax, net of federal benefit	6%
Increase in valuation allowance	(40)%
Effective income tax rate	-%

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2020 through 2028.

9.	Commitments - The Company and its Subsidiary entered into various agreements during the period beginning March 2006 (Subsidiary’s inception date) and ending June 30, 2008. These include:

a.  Empire (Tianjin) Resources Co., Ltd. - The Company is to pay $500,000 on or before May 31, 2008 to Tianjin pursuant to the cooperative joint venture agreement. (See Note 4). The Company is currently negotiating an extension for the payment.

b.
Employment Agreements - On April 12, 2006, the Company entered into employment agreements with its Chief Executive Officer and its Vice President of Exploration. The agreements have a term of 2 years and are automatically renewed for 2 year terms unless the Company or the employee gives 90 days prior written notice to terminate the agreement. On December 1, 2007, the Company entered into a new employment agreement with its Chief Executive Officer and its Chief Financial Officer. The agreements have terms of 5 years and 3 years, respectively. The agreements are automatically renewed for 1 year terms unless the Company or Executive gives 90 days prior written notice to terminate the agreement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

c.
Office Lease - The Company is subject to a six month license agreement dated February 14, 2008 for office space requiring monthly payments of $6,450. The agreement expires August 31, 2008 and is automatically renewed for an additional six month term unless the Company gives written notice of cancellation on or before June 1, 2008. The Company did not provide written notice prior to June 1, 2008, therefore, the agreement has been automatically renewed for an additional six month period or through February 28, 2009. The Company leased additional space at another location. The additional space is leased on a month to month basis at a rate of $1,445 per month.

d.
Cuprum Resources Corp. - In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum Resources Corp (“Cuprum) entered into an Exploration Development Agreement (“agreement”). The agreement requires the Company over the next three years to issue 4 million shares of the Company’s common stock and make cash payments in the amount of $17,000,000. At June 30, 2008, the Company released 2,666,667 shares of its common stock from escrow and made cash payments of $3,309,927.

Commitments are summarized as below:

Period ending December 31,
2008	$7,005,000
2009	7,166,666
2010 and thereafter	500,000

10.	Subsequent Events

a.
On July 10, 2008, pursuant to a binding term sheet, the Company agreed to issue 21,840,000 shares of common stock and warrants to purchase up to 10,920,000 shares of common stock at an exercise price of $0.46 per share and additional warrants to purchase up to 3,283,000 shares of common stock at an exercise price of $0.50 per share for $10,046,400 payable in two tranches, with the first tranche of 85% of the gross proceeds due July 15, 2008 and with the balance due October 13, 2008. The Company received the first tranche totaling $8,539,440 and issued 18,564,000 shares of common stock to the investors; no warrants were issued with this tranche. The Company and the investors are finalizing the terms of the agreements related to this transaction.

b.
On July 11, 2008, the Company granted a warrant to purchase up to 1,200,000 shares of common stock to Excellion Advisors LLP as compensation for the services rendered in connection with the private placement consummated on July 10, 2008.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

c.
On July 11, 2008, the Company entered into a consulting agreement with Muscat Consulting for services directly related with the private placement consummated on July 10, 2008. Pursuant to the agreement, the Company issued 650,000 shares of common stock to Muscat Consulting.

d.
On July 16, 2008, the Company paid the full remaining principal balance of $200,000 plus an additional amount of $69,000 and 200,000 shares of common stock, which represented late fees pursuant to the Amendment. For details of the loan, refer to note 5b.

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

Overview of Business

The Company was formed as a Delaware corporation on January 4, 1996 under the name ObjectSoft Corporation. On May 9, 2005, The Company changed its name to Nanergy, Inc. On June 5, 2006, its name was changed to Xacord Corp. On January 3, 2007, the Company changed its name to Empire Minerals Corp., and in November 2007, the name was changed to its current name, Dominion Minerals Corp.

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

Going Concern

The report of our independent auditors in our December 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of approximately $9,700,000 at December 31, 2007 and having insufficient sources of cash to execute our business plan. Our ability to continue as a going concern will be determined by our ability to raise adequate funds. In response to these conditions, we are continuing to seek both debt and equity financing from various sources, although there are no guarantees that we will be successful in our endeavors. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Expenses for the Three Month Period ended June 30, 2008 vs June 30, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the three months ended		For the three months ended
	June 30, 2008		June 30, 2007
REVENUE	-	Nil	-	Nil
EXPENSES

Research & development	$57,747	1.81%	$76,776	18.57%

Consulting fees	112,537	3.52%	116,300	28.13%
Professional fees	49,734	1.56%	70,050	16.94%
Other employee compensation	16,172	0.51%	-	Nil
Directors compensation	2,275,000	71.24%	-	Nil
General & administrative	312,909	9.80%	159,135	38.49%
Liquidated damage expense	84,225	2.64%	-	Nil
Depreciation	2,883	0.09%	4,636	1.12%

TOTAL EXPENSES	$2,911,207	91.42%	$426,897	103.25%
LOSS BEFORE OTHER ITEM
Other expense (income)	280,941	8.82%	(12,112)	-2.93%
Other comprehensive loss (income)	(7,591)	0.24%	(1,338)	-0.32%
LOSS BEFORE INCOME TAXES	3,192,148	100.00%	414,785	100.00%
Income tax benefit (expense)	-	Nil
COMPREHENSIVE LOSS	$3,184,557	100.00%	$413,447	100.00%

Research and development costs decreased by $19,029, or 25%, to $57,747 for the three months ended June 30, 2008 as compared to $76,776 for the three months ended June 30, 2007. The principal reason for this decrease was due to decreased exploration activity on the Dongxing joint venture property.

For the three months ended June 30, 2008, professional fees decreased $20,316, or 29%, to $49,734 as compared to $70,050 for the three months ended June 30, 2007. This decrease for the three month period is due to accounting and legal fees related to the issuance of 2007 first quarter financial statements, audited financial statements for the period ending June 30, 2007 and the filing of our Form 10SB during the three months ended June 30, 2007.

For the three months ended June 30, 2008, other employee compensation expense totaled $16,172 as compared to $0 for the three months ended June 30, 2007. This increase of $16,172 is due to the grants of Stock Options under the 2007 Employee Incentive Plan, to one of our directors. The fair values of the options granted were estimated at the date of the grant utilizing the Black-Scholes option-pricing model.

For the three months ended June 30, 2008, loan costs totaled $177,243 as compared to $0 for the three months ended June 30, 2007. This increase of $177,243 is due to amortized financing costs recorded during the three months ended June 30, 2008, for Convertible Promissory Notes entered into by us, during the year ended 2007 and the three months ended March 31, 2008.

For the three months ended June 30, 2008, director’s compensation expense totaled $2,275,000 as compared to $0 for the three months ended June 30, 2007. This increase of $2,275,000 is due to the issuance of shares to the directors of the company for past services. The shares were issued at a value of $0.50 per share.

For the three months ended June 30, 2008, liquidated damage expense totaled $84,225 as compared to 0 for the three months ended June 30, 2007. This increase of $84,225 is due to the penalties incurred pursuant to the Special Warrants issued.

Expenses for the Six Month Period ending June 30, 2008 vs June 30, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the six months ended		For the six months ended
	June 30, 2008		June 30, 2007
REVENUE	-	Nil	-	Nil
EXPENSES

Research & development	$104,336	2.11%	$275,735	9.84%

Consulting fees	281,925	5.69%	2,022,442	72.20%
Professional fees	123,717	2.50%	159,860	5.60%
Other employee compensation	947,536	19.14%	-	Nil
Directors compensation	2,275,000	45.95%	-	Nil
General & administrative	499,319	10.08%	361,473	12.90%
Liquidated damage expense	196,050	3.96%	-	Nil
Depreciation	5,552	0.11%	4,636.17%

TOTAL EXPENSES	$4,443,435	89.70%	$2,821,146	100.71%

Other expense (income)	540,318	10.93%	(14,471)	-0.52%
Other comprehensive loss (income)	(31,333)	-0.63%	(5,413)	-0.19%
LOSS BEFORE INCOME TAXES	4,973,753	100.00%	2,806,675	100.00%
Income tax benefit (expense)	-	Nil
COMPREHENSIVE LOSS	$4,942,420	100.00%	$2,801,262	100.00%

Research and development costs decreased by $171,399, or 62%, to $104,336 for the six months ended June 30, 2008 as compared to $275,735 for the six months ended June 30, 2007. The principal reason for this decrease was due to decreased exploration activity on the Dongxing joint venture property.

Consulting fees decreased by $1,740,517, or 86%, to $281,925 for the six months ended June 30, 2008 as compared to $2,022,442 for the six months ended June 30, 2007. The principal reason for this decrease was due to referral fees paid in 2007, not being incurred in 2008. In addition, during the six months ended June 30, 2007, we incurred consulting costs pursuant to the execution of the Exploration and Development Agreement entered into by us and Bellhaven Copper & Gold, Inc.

For the six months ended June 30, 2008, professional fees decreased $33,142, or 21%, to $123,717 as compared to $156,860 for the six months ended June 30, 2007. This decrease for the six month period is due to accounting and legal fees related to the issuance of 2007 first quarter financial statements, audited financial statements for the period ending June 30, 2007 and the filing of our Form 10SB during the six months ended June 30, 2007.

For the six months ended June 30, 2008, other employee compensation expense totaled $947,536 as compared to $0 for the six months ended June 30, 2007. This increase of $947,536 is due to the grants of Stock Options under the 2007 Employee Incentive Plan, to our management, directors and an employee. The fair values of the options granted were estimated at the date of the grant utilizing the Black-Scholes option-pricing model.

For the six months ended June 30, 2008, loan costs totaled $399,090 as compared to $0 for the six months ended June 30, 2007. This increase of $399,090 is due to amortized costs recorded during the six months ended June 30, 2008, for Convertible Promissory Notes entered into by us, during the year ended 2007 and the six months ended June 30, 2008.

For the six months ended June 30, 2008, director’s compensation expense totaled $2,275,000 as compared to $0 for the six months ended June 30, 2007. This increase of $2,275,000 is due to the issuance of shares to the directors of the company for past services. The shares were issued at a value of $0.50 per share.

For the six months ended June 30, 2008, liquidated damage expense totaled $196,050 as compared to $0 for the three six months ended June 30, 2007. This increase of $196,050 is due to the penalties incurred pursuant to the Special Warrants issued.

Liquidity and Capital Resources

Cash and Working Capital

We had a decrease in working capital of $948,072 and $498,999 for the three months ended June 30, 2008 and June 30, 2007, respectively.  This was due to a decrease in current assets of $646,656 and $157,389 for the three months ended June 30, 2008 and June 30, 2007, respectively and an increase in current liabilities of $301,416 and $341,610 for the three months ended June 30, 2008 and June 30, 2007, respectively. We had a decrease in working capital of $2,545,711 and $1,322,049 for the six months ended June 30, 2008 and June 30, 2007, respectively.  This was due to a decrease in current assets of $154,005 and $726,369 for the six months ended June 30, 2008 and June 30, 2007, respectively and an increase in current liabilities of $2,391,706 and $595,680 for the six months ended June 30, 2008 and June 30, 2007, respectively.  We had an accumulated deficit of $7,912,036 from the date we exited bankruptcy proceedings in October 2004 to December 31, 2007, and an accumulated deficit of $12,885,789 at June 30, 2008. We have no contingencies or long-term obligations except for our work commitments under our Exploration and Development Agreement with Bellhaven Copper and Gold, Inc and Cuprum Resources Corp.

We had a cash balance of $878,116 and $1,047,877 on December 31, 2007 and December 31, 2006, respectively, a cash balance of $1,395,767 and $464,919 on March 31, 2008 and March 31, 2007, respectively and a cash balance of $770,103 and $307,530 on June 30, 2008 and June 30, 2007, respectively.  For the three months ended June 30, 2008 and the three months ended June 30, 2007, we had a net cash outflow of ($625,664) and ($157,389), respectively. For the six months ended June 30, 2008 and the six months ended June 30, 2007, we had a net cash outflow of ($108,013) and ($740,347), respectively.

On January 22, 2008, we received $350,000 from the issuance of a Convertible Promissory Note (“Note”). The Note is payable in 30 days and bears interest at a rate of 6% annum. We also incurred additional fees associated with the Note in the amount of $33,000. The holder may at any time convert the principal amount for shares of our common stock at a rate of $1.00 per share. On February 22, 2008, we executed an Amendment to the Note (“Amendment”). Pursuant to the Amendment, the maturity date was extended to May 31 2008 (“Amended Maturity Date”), bearing interest at a rate of 6% annum. On April 25, 2008, we executed Amendment No. 2 to the Note (“Amendment 2”). Pursuant to Amendment 2, the maturity date was extended to July 31, 2008 (“Amended Maturity Date 2”), bearing interest at a rate of 6% annum. We also incurred additional fees associated with Amendment 2 in the amount 250,000 shares of our common stock. On July 22, 2008, we repaid the full principal amount of the Note.

On March 10, 2008, we received $1,650,000 pursuant to a Loan Agreement with Balstone Investments Ltd. The loan bears interest at a rate of 3-monthly LIBOR plus 1% and is payable in full on September 11, 2008. As security for the prompt and complete payment of the loan, a personal guarantee was granted by our Chief Executive Officer which includes a share charge over his entire shareholdings in the Company. On July 28, 2008, we repaid the full amount of the loan including interest.

On July 14, 2008 we received $8,523,200 which represented the first tranche of proceeds pursuant to a private placement entered into by us on July 10, 2008, in the form of a binding Term Sheet for 21,840,000 units in the aggregate consisting of 21,840,000 shares of common stock (the “Common Stock”) of the Company, warrants to purchase up to 10,920,000 shares of Common Stock at an exercise price of $0.46 per share and warrants to purchase up to 3,283,000 shares of Common Stock at an exercise price of $0.50 per share to certain accredited investors and to non-US persons for total gross proceeds to the Company of US$10,046,400. The second tranche of proceeds in the amount of $1,523,500 is due and payable to us within ninety days from the date of the Term Sheet.

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

Cerro Chorcha Project:
•
Required work expenditure by March 7, 2009; $9,000,000 of which $3,375,960 has been paid. The exploration and development plan for Phase 1 was completed as of March 6, 2008; a work plan for the period of March 7, 2008 to March 7, 2009 has been formulated and approved jointly by Bellhaven Copper and Gold, Inc. and us.

•	Annual payment: $500,000 due March 7, 2008 was paid on March 14, 2008; $500,000 due March 7, 2009.

TIGMR Project:

•
Joint Venture Contribution (Installments 1 and 2): $500,000; due September 2007, paid September 2007; Joint Venture Contribution (Installment 3) due May 31, 2008; we are currently negotiating an amendment to the Joint Venture agreement with our Joint Venture Partner in order to obtain an extension for the payment of our Joint Venture contribution.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.]

PART II

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1.    (a) On April 25, 2008, the Company entered into an Amendment 2 to Convertible Promissory Note, which note (“Note”) was originally issued on January 26, 2008 and was amended on February 19, 2008. The Note as amended through April 25, 2008 provides for: (i) the payment of principal in full of $350,000.00 on or before July 31, 2008; (ii) the payment of accrued interest of 6% annum on or before July 31, 2008; (iv) the issuance of 250,000 shares of the Company’s common stock to the holder of the Note.

(b) No person acted as a principal underwriter for the sale of these securities. The Company’s common stock was offered directly by the Company through its officers and directors. The securities were issued to Freedex, a United Kingdom corporation.

(c) The Note was originally issued for cash totaling $350,000.00. The 250,000 shares of common stock were issued for the extension of the Note.

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

2.    (a)  On July 10, 2008, the Company executed a term sheet for the sale of 21,840,000 shares of its common stock. Pursuant to the term sheet, the Company issued 18,528,696 shares of its common stock and agreed to issue an additional 3,311,304 shares of its common stock, warrants to purchase up to 14,203,000 shares of common stock and 100 shares of Series A preferred stock, upon the execution of the definitive agreements.

(b) The Company’s common stock was offered for sale through third parties who were compensated for the sales of securities. The common stock was issued to five entities as follows: (i) Reytalon Ltd. - 6,552,000 shares; (ii) Talromit Financial Holdings Ltd. - 2,184,000 shares; (iii) Grantsville Investments Ltd. - 4,368,000 shares; (iv) Graceville Ltd. - 1,056,696 shares; and (v) ACC International Holdings Ltd. - 4,368,000 shares.

(c)  The Company issued 18,528,696 shares of its common stock at $0.46 per share, for a total of $8,523,200 upon execution of the term sheet. Upon the execution of the definitive agreements for the sales of securities, the Company shall issue an additional 3,311,304 shares of its common stock at $0.46 per share, for a total of $1,523,200.

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

3.    (a) On July 11, 2008, the Company agreed to issue 650,000 shares of its common stock.

(b) No person acted as a principal underwriter for the sale of these securities. The Company’s common stock was offered directly by the Company through its officers and directors. The common stock was issued to Muscat Consulting Corp.

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

4.    (a) On July 11, 2008, the Company issued 666,666 shares of its common stock.

(b) No person acted as a principal underwriter for the issuances of these securities. The Company’s common stock was offered directly by the Company through its officers and directors. The common stock was issued to the Company’s four directors.

(c) These shares of common stock were issued to the Chief Operating Officer of the Company as compensation for his services as such. No underwriting discounts, commissions or acquisition costs were paid on these issuances.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company’s Board of Directors does not presently have a standing nominating committee or any committee performing similar functions. Since the Board presently consists of only six members, all of its directors will participate in the nomination process.

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

DOMINION MINERALS CORP.

Date:	August 14, 2008	By:	/s/ Pinchas Althaus
PINCHAS ALTHAUS
Chief Executive Officer

Date:	August 14, 2008	By:	/s/ Diego Roca
DIEGO ROCA
Executive Vice President, Chief Financial
Officer and Treasurer