Form 10-Q
period 2008-09-30
DOMINION MINERALS CORP
filed 2008-11-17
CIK 1402747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_________________

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of November 14, 2008 was 72,903,084.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,618,639	$878,116
Prepaid expense	37,534	69,521
Total current assets	5,656,173	947,637

PROPERTY AND EQUIPMENT, net	27,733	40,717

OTHER ASSETS:
Notes issuance cost, net	-	303,615
Other assets	21,000	-
Long term investment	6,207,862	2,720,279
Total other assets	6,228,862	3,023,894

Total assets	$11,912,768	$4,012,248

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$471,766	$526,304
Short-term loan	76,156	-
Convertible note payable	-	300,000
Liquidated damages payable	250,050	-
Total current liabilities	797,972	826,304

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 100 and 100 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized 72,902,928 and 42,605,696 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	7,290	4,261
Escrowed common stock	(134)	(267)
Additional paid-in capital	25,806,325	11,070,380
Stock subscription receivable	(1,560)	(1,560)
Deficit accumulated during the exploration stage	(14,755,716)	(7,912,036)
Accumulated other comprehensive income	58,591	25,166
Total shareholders' equity	11,114,796	3,185,944

Total liabilities and shareholders' equity	$11,912,768	$4,012,248

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND FROM INCEPTION (MARCH 1, 2006) TO SEPTEMBER 30, 2008
(UNAUDITED)

					From inception
	Three months ended		Nine months ended		(March 1, 2006)
	September 30,		September 30,		to September 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

RESEARCH AND DEVELOPMENT COSTS	16,495	48,140	120,831	323,875	901,183
GENERAL AND ADMINISTRATIVE EXPENSES	1,727,521	903,525	5,860,570	3,448,936	12,908,703
LIQUIDATED DAMAGE EXPENSE	69,600	-	265,650	-	265,650

LOSS FROM OPERATIONS	(1,813,616)	(951,665)	(6,247,051)	(3,772,811)	(14,075,536)

OTHER (EXPENSE) INCOME
Non-operating income (expense), net	-	73	(25,000)	10,190	(25,000)
Interest expense, net	(26,785)	10,064	(143,014)	14,418	(226,565)
Finance expense	(29,526)	(82,695)	(428,615)	(82,695)	(428,615)
Total other (expense) income, net	(56,311)	(72,558)	(596,629)	(58,087)	(680,180)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,869,927)	(1,024,223)	(6,843,680)	(3,830,898)	(14,755,716)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(1,869,927)	(1,024,223)	(6,843,680)	(3,830,898)	(14,755,716)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,092	2,687	33,425	8,100	58,591

COMPREHENSIVE LOSS	$(1,867,835)	$(1,021,536)	$(6,810,255)	$(3,822,798)	$(14,697,125)

LOSS PER SHARE
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.13)	$(0.11)

Basic and diluted weighted average shares outstanding	67,717,019	40,029,773	52,270,826	33,478,825

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY

										ACCUMULATED
							ADDITIONAL	STOCK		OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		PAID-IN	SUBSCRIPTION	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	DEFICIT	GAIN (LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)			3,400
Shares issued March 29, 2006 for $76,500 in services and $8,500 cash, at $0.01 per share			8,500,000	850			84,150				85,000
Stock sold through subscription agreements April through December 2006 at $0.50 per share			5,505,000	551			2,751,949				2,752,500
Stock issued through the exercise of warrants			20,000	2			1,998				2,000
Stock warrants issued to employees							474				474
Stock warrants issued to consultants for advisory services							197,113				197,113
Foreign currency translation loss										(2,651)	(2,651)
Net loss									(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)	$(2,123,672)	$(2,651)	$914,164

Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955				45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)				-
$0.50 per share, CEO for compensation			1,500,000	150			749,850				750,000
$0.50 per share, for cash			1,994,000	199			996,801	(210,000)			787,000
$0.50 per share, for consulting services			1,475,000	148			737,352				737,500
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533				666,666
$0.50 per share, for conversion of notes			100,000	10			49,990				50,000
$0.013 per share, for conversion of Xacord note			7,925,000	793			105,278				106,071
Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)				(135,207)
Repurchase preferred stock	(100)						(10,000)				(10,000)
Warrants issued with convertible note							14,276				14,276
Proceeds on subscription receivable								200			200
Foreign currency translation gain										5,413	5,413
Net loss									(2,806,675)		(2,806,675)

Balance, June 30, 2007, unaudited	-	-	39,761,696	3,977	(2,666,667)	(267)	6,261,143	(212,860)	(4,930,347)	2,762	1,124,408

Proceeds on subscription receivable								1,300			1,300
Stock issued
$0.50 per share, for cash			1,320,000	132			659,868	210,000			870,000
$0.50 per share, for consulting services			824,000	82			411,918				412,000
$0.50 per share, for loan issuance cost			700,000	70			349,930				350,000
Warrants issued with convertible note							53,151				53,151
Special warrants issued
Issued for cash							2,230,000				2,230,000
Issued with convertible promissory note							500,000				500,000
Preferred stock issued for compensation expense	100	-					10,000				10,000
Stock compensation expense							594,370				594,370
Foreign currency translation gain										22,404	22,404
Net loss									(2,981,689)		(2,981,689)

Balance, December 31, 2007	100	$-	42,605,696	$4,261	(2,666,667)	$(267)	$11,070,380	$(1,560)	$(7,912,036)	$25,166	$3,185,944

Stock issued
$0.46 per share, for cash			21,789,566	2,179			9,771,021				9,773,200
$0.46 per share, for consulting services			650,000	65			298,935				299,000
$0.46 per share, for services			376,000	38			187,962				188,000
Special warrants converted to stock			2,015,000	200			(200)				-
Release of escrow shares					1,333,334	133	666,534				666,667
Shares issued to extend convertible note			250,000	25			124,975				125,000
Shares issued as employee compensation			5,216,666	522			2,581,144				2,581,666
Special warrants issued
Issued for cash							77,500				77,500
Stock compensation expense							947,536				947,536
Stock option expense							50,870				50,870
Warrants issued for services							29,668				29,668
Foreign currency translation gain										33,425	33,425
Net loss									(6,843,680)		(6,843,680)

Balance, September 30, 2008, unaudited	100	$-	72,902,928	$7,290	(1,333,333)	$(134)	$25,806,325	$(1,560)	$(14,755,716)	$58,591	$11,114,796

The accompanying notes are an integral part of these consolidated statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FROM INCEPTION (MARCH 1, 2006) TO SEPTEMBER 30, 2008

(UNAUDITED)

			From inception
	Nine months ended		(March 1, 2006)
	September 30,		to September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,843,680)	$(3,830,898)	$(14,755,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,221	7,488	52,568
Bad debt expense	-	-	80,000
Warrants issued for services	29,668	-	227,255
Amortization of debt discount	-	16,671	31,641
Amortization of loan issuance cost	303,615	144,083	509,787
Common stock issued for advisory services	487,000	1,605,479	2,393,479
Stock option expense	998,406	-	1,592,776
Common stock issued for notes	125,000	-	125,000
Common stock issued for employee compensation	2,581,666	-	2,581,666
Preferred stock issued for employee compensation	-	-	10,000
Loss on currency exchange	-	11,080	11,080
Change in operating assets and liabilities:
Prepaid expense	31,987	-	31,987
Other assets	(21,000)	-	(21,000)
Accrued liabilities	(54,538)	(35,550)	471,766
Liquidated damages payable	265,650	-	265,650
Net cash used in operating activities	(2,053,005)	(2,081,647)	(6,392,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	(30,210)	(4,166)	(76,698)
Long term investment	(2,820,915)	(1,544,189)	(4,874,529)
Advances for notes receivable	-	(80,000)	(80,000)
Net cash used in investing activities	(2,851,125)	(1,628,355)	(5,031,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	10,023,200	1,632,000	14,444,600
Proceeds from special warrants	77,500	2,068,920	2,298,420
Proceeds from exercise of warrants	-	45,000	45,000
Payment of note issuance cost	-	(74,000)	(74,000)
Payment on notes payables	(2,300,000)	(25,000)	(2,625,000)
Payment on equity transactions	(250,000)	-	(250,000)
Proceeds from short term loan	75,868	-	75,868
Proceeds from notes payable	2,000,000	1,105,000	3,105,000
Proceeds from subscription receivable	-	1,500	1,500
Payment to repurchase preferred stock	-	(10,000)	(10,000)
Net cash provided by financing activities	9,626,568	4,743,420	17,011,388

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,085	9,933	30,539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,740,523	1,043,351	5,618,639

CASH AND CASH EQUIVALENTS, beginning of the period	878,116	1,047,877	-

CASH AND CASH EQUIVALENTS, end of period	$5,618,639	$2,091,228	$5,618,639

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$66,024	$66,024
Income taxes paid	$-	$-	$-
Net liabilities assumed in reverse acquisition	$-	$135,207	$135,207
Conversion of notes and interest for common stock	$-	$106,071	$106,071
Issuance of founders stock for subscription receivable	$-	$-	$14,960
Shares issued for exploration and development of investment	$666,666	$666,666	$1,333,332
Common stock issued to prepay for consulting services	$-	$-	$69,521
Special warrants issued for repayment of convertible promissory note	$-	$500,000	$500,000
Warrants issued for discount on debt	$-	$-	$31,641
Warrants issued for loan issuance costs	$-	$31,641	$35,786
Common stock issued for loan issuance cost	$240,090	$100,000	$446,262

The accompanying notes are an integral part of these consolidated statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

1.	Nature of Business and Significant Accounting Policies

a.
Nature of business – Dominion Minerals Corp. (“Company”) (formerly Empire Minerals Corp.) was incorporated January 4, 1996, under the laws of the state of Delaware. The Company is engaged in the exploration of precious and base metals including gold and copper. All potential properties currently under exploration are located in the People’s Republic of China (“PRC” or “China”) and the Republic of Panama (“Panama”).

From September 2005 to November 2007, the Company changed its name 4 times to reflect the changing business plans. The original name of the Company was ObjectSoft Corporation. In June 2005, the name was changed to Nanergy, Inc. In June 2006, the name was changed to Xacord Corp., in January 2007, the name was changed to Empire Minerals Corp, and in November 2007, the name was changed to its current name, Dominion Minerals Corp.

On February 20, 2007, the Company completed a triangular reverse merger with Empire Minerals Corp., a Nevada Corporation (formerly Empire Gold Corp. and referred to as “Subsidiary”) and Xacord Acquisition Sub Corp, then the Company’s subsidiary (“Xacord”). All 26,504,000 shares in the Subsidiary were exchanged for 26,504,000 shares in the Company. Additionally, 5,950,000 warrants in the Subsidiary were exchanged for 5,950,000 warrants in the Company. The Subsidiary was the accounting acquirer and the Company was the legal acquirer. The transaction was accounted for as a reverse merger and recapitalization. As such, the accompanying consolidated financial statements reflect the historical operations of the Subsidiary in the capital structure of the Company at the beginning of the first period presented herein.

b.
Basis of presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries Empire Minerals Corp., 50% owned Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Dongxing”), and 70% owned Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) (together the “Subsidiaries”). All significant inter-company transactions and balances have been eliminated in consolidation. Minority interest has not been presented on the consolidated balance sheet because accumulated losses have exceeded the minority shareholders’ equity. In accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, the minority interest has been written down to zero on the accompanying consolidated balance sheet.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in these interim consolidated financial statements should be read in conjunction with information included in the Company's consolidated financial statements for the year ended December 31, 2007, appearing elsewhere and in the Company's annual report on 10-KSB filed on April 16, 2008.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company is currently in an exploration stage, which is characterized by significant expenditures for the examination and development of exploration opportunities by its Subsidiaries. The Subsidiaries' focus for the foreseeable future will continue to be on securing joint venture agreements within PRC and Panama to begin conducting mining operations.

c.
Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the fair value of warrants and stock issued for services as well as various accruals. For example, the Company calculates the fair value of the options granted based on various assumptions. Accordingly, the actual results could materially differ from those estimates.

d.
Fair value of financial instruments – On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the accompanying consolidated balance sheet for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company invested $6,207,862 to Cuprum Resources Corp. as of September 30, 2008. Since there is no quoted or observable market price for the fair value of similar investments in long term joint ventures, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contributeed to the investment.

As of September 30, 2008, the Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with SFAS No. 157.

SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, became effective for the Company on January 1, 2008. SFAS 159 provides the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option under SFAS 159.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

e.
Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less.

f.
Advances – From time to time, the Company advances funds to its consultants and business partners to further the Company’s business plans. Management monitors these advances to ensure appropriate progress is made pursuant to the funding terms. Additionally, management evaluates the collectibility of these monies and records reserves if collections are in doubt.

g.
Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances. The Company has limited experience as it is an exploration stage company but does not anticipate incurring any losses related to this credit risk. As of September 30, 2008, the Company’s bank balances exceeded government-insured limits by $5,426,145.

The Company has gold mining activities in PRC and an investment in copper mining activities in Panama. Accordingly, the Company’s mining business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and Panama, and by the general state of the PRC’s and Panama’s economy. The Company’s operations in the PRC and investments in Panama are subject to specific considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

h.
Net loss per share – In accordance with SFAS No. 128 (“SFAS 128”), Earnings Per Share, an basic earnings/loss per common share (“EPS”) is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS 128, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The following is a reconciliation of the basic and diluted loss per share computations:

Three months ended September 30,	2008	2007
Net loss	$1,869,927	$1,024,223

Weighted average shares used in basic computation	67,717,019	40,029,773
Diluted effect of stock options, warrants	-	-
Weighted average shares used in diluted computation	67,717,019	40,029,773

Losses per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

All warrants and options were excluded from the diluted loss per share due to the anti-diluted effect.

Nine months ended September 30,	2008	2007
Net loss	$6,843,680	$3,830,898

Weighted average shares used in basic computation	52,270,826	33,478,825
Diluted effect of stock options and warrants	-	-
Weighted average shares used in diluted computation	52,270,826	33,478,825

Losses per share:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

All warrants and options were excluded from the diluted loss per share due to the anti-dilutive effect.

i.
Income Taxes – The Company provides for income taxes under SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax assets or liabilities are expected to be settled or realized. SFAS 109 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. The provision for federal income tax differs from that computed amount by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company adopted FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

j.
Stock-based compensation  – For stock, options and warrants issued to service providers, employees and founders, the Company follows SFAS No. 123(R), Share-Based Payment, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires recording the options and warrants at the fair value of the service provided and expensing over the related service period.

k.	Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact that SFAS 160 will have on its consolidated financial statements.

In December 2007, SFAS No. 141(R) (“SFAS 141R”), Business Combinations, was issued. SFAS 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that adopting SFAS 141R will have on its consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP 157-1 indicates that it does not apply under FASB Statement No. 13 (“SFAS 13”), Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), Effective Date of FASB Statement No. 157. With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS No. 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS No. 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the impact that the application of SFAS 161 will have on its consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Company does not expect the adoption of SFAS 162 will have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163 (“SFAS 163”), Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60. The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in SFAS 163, issued by enterprises included within the scope of SFAS No. 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS No. 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not expect the application of SFAS 163 will have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5 (“EITF No. 07-5”) Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In June 2008, FASB issued EITF Issue No. 08-4 (“EITF No. 08-4”), Transition Guidance for Conforming Changes to Issue No. 98-5. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company’s management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated financial position or results of operations for the quarter ended September 30, 2008.

l.
Property and equipment – Property and equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives. Major renewals are charged to the property and equipment accounts while replacements, maintenance and repairs, which do not improve or extend the respective lives of the assets, are expensed currently. The estimated useful lives of property and equipment are as follows:

Useful lives
Exploration equipment	5 years
Office equipment	5 years
Vehicles	5 years

m.
Impairment for long lived assets – SFAS No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long−Lived Assets requires that long−lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 also establishes a "primary−asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long−lived asset to be held and used. The Company determined that no impairment issues exist as of September 30, 2008.

n.
Foreign currency translation – The reporting currency of the Company is the US dollar. Dongxing and Tianjin use their local currency, the Chinese Renminbi (“RMB”), as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at the historical exchange rates.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Translation adjustments amounted to $58,591 gain as of September 30, 2008. Asset and liability accounts at September 30, 2008, were translated at 6.84 RMB to $1.00. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts and cash flows for the nine months ended September 30, 2008 and 2007, and from inception (March 1, 2006) to September 30, 2008 were 6.97 RMB, 7.65 RMB and 7.51 RMB to $1.00, respectively. In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company's operations is calculated based upon the local currencies using the average translation rates. Because cash flows are translated at average translation rates for the period, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

2.	Going Concern

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $14.8 million as of September 30, 2008 and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

3.	Property and Equipment

Property and equipment consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Exploration equipment	$-	$17,110
Office equipment	28,727	4,843
Vehicles	-	28,352
Total	28,727	50,305
Less: accumulated depreciation	994	9,588
Property and equipment, net	$27,733	$40,717

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Depreciation expenses amounted to $43,221, $7,488 and $52,568 for the nine months ended September 30, 2008 and 2007, and for the period from inception (March 1, 2006) through September 30, 2008, respectively.

4.	Long term investment

Cuprum Resources Corp. (“Cuprum”) – In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum entered into an Exploration Development Agreement (“Agreement”). The Agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from Panama on a copper prospect located in Panama. The Agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each beginning in March 2007, issue Bellhaven 4,000,000 shares of the Company’s common stock under an escrow agreement and further cash investments totaling $15,000,000 to be used in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. Currently, the Company owns less than 20% of Cuprum and therefore, has recorded this investment under the cost method of accounting for investments. As of September 30, 2008, the Company has made its first two cash installment payments of $500,000, invested another $3,874,528 which was used for exploration and development work, and issued 2,666,667 shares of common stock at $0.50 per share or $1,333,334. Accordingly, the Company recorded $6,207,862 as investments in the accompanying balance sheet which includes the $3,874,528 incurred in exploration and development work. The exploration and development work is made up of the project costs for the period. The project costs include drilling, general geology, camp, mobilization, geophysics, land administration, assays and shipping, helicopter, office and management expenses. The costs have been capitalized by the Company as part of the Company’s acquisition of the 75% stake in Cuprum, as per the Agreement. Another 1,333,333 shares of common stock has been placed into escrow and are recorded as shares in escrow until such time as the shares are released at which time the Company will reflect an increase to both the investment and equity.

Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Zhaoyuan Dongxing”) – The Company entered into a joint venture agreement with Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Dongxing”) to conduct gold mining activities in the PRC. The agreement calls for a total capital contribution of $500,000 from the Company. Dongxing will contribute various mining licenses and other assets such as instruments and equipment. The Company will receive a 50% equity stake in the joint venture in exchange for its $500,000 contribution. Dongxing will receive the remaining 50% stake in the joint venture in exchange for its contribution of mining licenses and other assets. The amount was due and payable when Dongxing acquired the required business license approvals in PRC. On December 20, 2006, the joint venture company, Zhaoyuan Dongxing, was approved by the Chinese government and the business license was granted on December 21, 2006. The Company has contributed the full $500,000 capital contribution as per the joint venture agreement. The Company consolidates the financial statements of Zhaoyuan Dongxing into its financial statements because the Company exercises control over the Zhaoyuan Dongxing through its 50% ownership; additionally, the Company has the right to appoint three of the five board of director members and has control over the selection of key management personnel.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) – In November 2006, the Company and Tianjin Institute of Geology and Mineral Resources (“TIGMR”) signed a cooperative joint venture agreement to form Tianjin. The purpose of the joint venture is to engage in the exploration and development of gold and other mineral products in PRC. The agreement calls for a $1,000,000 total capital contribution. The Company obtained a 70% equity stake in the joint venture in exchange for $1,000,000. The $1,000,000 contribution is required to be paid in installments after the approval by the Chinese government. The approval and the business license were received on April 12, 2007. The Company’s made the first two installment payments of $200,000 on July 5, 2007 and $300,000 on September 5, 2007, and was required to make a third installment of $500,000 on or before May 30, 2008. TIGMR was required to contribute mining licenses and mineral data to the joint venture for the remaining 30% interest per Amendment Number 2, by May 30, 2008. As of September 30, 2008, TIGMR had not transferred the licenses and therefore the Company did not transfer the third installment into Tianjin. The Company and TIGMR are currently negotiating an extension for the transfer of the licenses. The term of the joint venture is 30 years beginning on April 12, 2007, the date the business license was issued. The Company has consolidated the financial statements of the joint venture into the its financial statements as the Company exercise control over the joint venture by its 70% of ownership.

5.	Convertible Note Payable and Short Term Loan

a.
In February 2001, the Company executed a Promissory Note (“Promissory Note”) in the amount of $100,000 to Jay N. Goldberg (“Holder”). The Promissory Note accrues 12% interest per annum and in the event of a default begins to accrue interest at 20% annum. The principal plus all accrued and unpaid interest is payable in cash or at the option of the Holder, is convertible into shares of common stock of the Company (“conversion”) on the Maturity Date. The original maturity date of the Promissory Note was March 16, 2001. The Promissory Note also called for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock at $0.25 for a term of 5 years. In May 2001, the Company and the Holder executed an Allonge and Amendment to Promissory Note, amending the Maturity Date to December 31, 2001. In November 2004, the Holder executed an “Assignment and Endorsement of Note” and assigned all of the Holder’s right, title and interest in and to the Promissory Note, to Securities Acquisition New York, LLC (“SANY”). From October 2004 to June 2006, SANY converted $32,300 of principal into 323,000,000 pre-split shares of common stock. On October 26, 2006, SANY executed an “Agreement of Assignment of Note” and assigned all of the Holder’s right, title and interest in and to the Promissory Note to West Greenwood Foundation (“WGF”). On the date of assignment, the principal balance was $67,700 and the amount of accrued interest was $28,170. For the year ended December 31, 2007, the Company recorded interest expense in the amount of $3,385 in the accompanying consolidated statement of operations. On April 1, 2007, WGF and various entities and individuals, which simultaneously purchased an interest in the total note from WGF, converted the total balance of $106,071 ($67,700 principal and $38,371 interest) to 7,925,000 shares, representing a conversion rate of approximately $0.013 per share, and the Promissory Note was canceled. There was no relationship between SANY, WGF and the Company prior to the note assignments.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

b.
On June 25, 2007, the Company executed a Convertible Promissory Note (“Convertible Promissory Note”) in the amount of $300,000. The Convertible Promissory Note was payable in 90 days, bearing a total of $26,000 interest during the term of the note. The Company also incurred additional fees associated with the Convertible Promissory Note in the amount of $34,000 and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 for a two-year term. This note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration / mining leases in Panama and PRC. The Holder of the Convertible Promissory Note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On September 19, 2007, the Company and the Holder executed an Amendment to the note. Pursuant to the amended agreement, the maturity date was extended to December 15, 2007. In addition, the warrant granted to the Holder to purchase 300,000 shares of common stock at $1.00 for a two-year term was canceled and new warrant was granted to the Holder to purchase 300,000 shares of common stock at $0.65 for a two-year term. On December 15, 2007, the Company and the Holder executed Amendment 2 to Convertible Promissory Note (“Amendment 2”). Pursuant to Amendment 2, the interest rate became 9% and the maturity date was extended to May 31, 2008. Additionally, the Company issued the Holder 600,000 shares of common stock at $0.65 per share. On January 28, 2008, the Company repaid $100,000 of the principal. On July 16, 2008, the Company paid the remaining principal balance of $200,000 plus an additional amount of $69,000, however, the 200,000 shares of common stock relating to late fees pursuant to the Amendment has not been issued as of September 30, 2008.

c.
On June 26, 2007, the Company executed another Convertible Promissory Note in the amount of $300,000. The Company received $150,000 which represents the first half of the proceeds on the same date and the remaining $150,000 in July 2007. This note is payable in 120 days and bears a total of $15,000 interest during the term of the note. The Company also incurred additional fees associated with the note in the amount of $15,000 and 100,000 shares of the Company’s common stock. The note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration / mining leases in Panama and China. The Holder of the note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On October 29, 2007, the Company repaid the entire principal in cash to the Note Holder. On October 30, 2007, the Company paid the Note Holder $15,000, which represented the additional fees incurred in connection with the note.

d.
On July 2, 2007, the Company executed a Convertible Promissory Note in the amount of $500,000. This note is payable in 90 days and bears a total of $25,000 interest during the term of the note. The Company also incurred additional fees associated with the note in the amount of $25,000 and 100,000 shares of the Company’s common stock. The holder of the note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On July 5, 2007, the Company paid the interest and additional fees and issued 100,000 shares of common stock to the holder pursuant to the note. On September 19, 2007, the Company repaid the entire principal by issuing 1,000,000 Special Warrants to the Note Holder.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

e.
On January 22, 2008, the Company executed a Convertible Promissory Note in the amount of $350,000. This note is payable in 30 days and bears interest at a rate of 6% per annum. The Company also incurred additional fees associated with the note in the amount of $33,000. The Holder may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On February 22, 2008, the Company and the Holder executed an Amendment to the note (“Amendment”). Pursuant to the Amendment, the maturity date was extended to May 31, 2008 (“Amended Maturity Date”), bearing interest at a rate of 6% per annum. On April 25, 2008, the Company and the Holder executed Amendment No. 2 to the note (“Amendment 2”). Pursuant to Amendment 2, the maturity date was extended to July 31, 2008 (“Amended Maturity Date 2”), bearing interest at a rate of 6% annum. The Company also incurred additional fees associated with Amendment 2 in the amount 250,000 shares of the Company’s common stock, which approximated $125,000. On July 22, 2008, the Company paid the full amount of principal to the Note Holder to satisfy the note.

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

Total interest expense for the above convertible notes payable and short term loans for the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 and 2007, and from inception (March 1, 2006) to September 30, 2008 amounted to $35,772 and $0, $158,130 and $0, and $285,180, respectively.

6.	Related Party Transactions

a.
Saddle River Associates – The Company entered into three agreements with Saddle River Associates (“SRA”), a shareholder in the Company. The first transaction dated March 26, 2006 relates to a one year Advisory Agreement in which SRA will provide consulting services related to locating and evaluating financing alternatives, corporate structuring and other business issues for $15,000 per month. The agreement automatically renews annually, unless either party gives 90 days notice to terminate. The Company did not pay any amounts to SRA for the nine months ended September 30, 2008, however certain amounts were paid in cash in accordance with the agreement through to November 2007. On April 15, 2008 the Company canceled the agreement.

The second agreement, an Acquisition Services Agreement, dated April 9, 2006 amended on December 15, 2006 and June 1, 2007, relates to additional consulting services whereby SRA will identify and introduce prospective merger entities and will assist the Company with the business aspects of the transaction. Pursuant to this agreement, SRA introduced the Company to Xacord; SRA had no relationship to Xacord prior to identifying and introducing them to the Company as a potential merger partner. The Company paid SRA $250,000 upon signing the agreement and a total of $550,000 which represents payment in full for the services as per the agreement. The related expense is included in the accompanying consolidated statement of operations. The Company was also required to issue 500,000 warrants when and if the Company obtained at least $3,000,000 in financing and for each $1,000,000 in financing received over $3,000,000, the Company was to issue an additional 100,000 warrants up to a total of 1,000,000 warrants. The warrants were to have a 5 year life, would vest upon grant, and would be exercisable at $0.50 per share. The warrants were canceled pursuant to Amendment Number 2, executed on June 1, 2007.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Additionally, the Company entered into a third agreement with SRA in October 2006. The agreement called for consulting services to the Company on a month to month basis, for $5,000 per month, prior to the merger between the Company and its subsidiary. This agreement was terminated on the date of the merger, February 21, 2007.

b.
Chief Financial Officer – The Company’s Chief Financial Officer (“CFO”) provided consulting services to the Company prior to the merger to assist in merger preparations at $5,000 per month on a month to month basis beginning in November 2006 through February 21, 2007. As of April 1, 2007, the CFO resumed providing consulting services to the Company at $8,000 per month on a month to month basis. The services provided include the day to day financial management of the company and any other functions related to the financial operations of the Company.

On June 18, 2007, the Company and the CFO entered into a Stock Repurchase Agreement in which the Company repurchased from the CFO, 100 shares of the Company’s outstanding Series I Preferred Stock (“Preferred Shares”) held by the CFO for $10,000.

c.
Euro Centro Consulting Corp. – The Company entered into 2 agreements with Euro Centro Consulting Corp. (“Euro”), as shareholder in the Company. For the first transaction dated July 15, 2007, the Company and Euro entered into a consulting agreement. Pursuant to the agreement, the Company received one-time referral services from Euro in exchange for a cash fee of $50,000 and 100,000 shares of common stock. The shares were valued at $0.50 per share, for a total amount of $50,000, which was expensed for the year ended December 31, 2007.

Under the terms of the second transaction dated November 2, 2007, the Company received a one-time referral services from Euro in exchange for a cash fee of $50,000 and 10,000 shares of common stock. The shares were valued at $0.50 per share, for a total amount of $5,000 which was expensed for the year ended December 31, 2007.

7.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2008, the Company has 72,902,928 of Common Stock outstanding, including 1,333,333 shares held in escrow.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

a.
Effective August 11, 2006, the Company amended the Articles of Incorporation as follows: Each twenty (20) shares of Common Stock then issued was automatically combined into one share of Common Stock of the Company (“20-1 reverse split”). No fractional shares or scrip representing fractions of a share were issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive was rounded up to the nearest whole share. As a result of the 20-1 reverse split, the issued number of shares of Common Stock was reduced by 88,377,055, from 93,028,479 shares of Common Stock issued prior to the 20-1 reverse split to 4,651,424 shares of Common Stock issued subsequent to the 20-1 reverse split. The rounding of fractional shares to the nearest whole share resulted in an additional 661 shares being issued to stockholders who would have been entitled to receive a fraction of a share. The total number of shares of Common Stock issued after the issuance of the rounding of fractional shares was 4,652,085.

b.
Effective January 22, 2007, the Company amended the Articles of Incorporation as follows: Each twenty (20) shares of Common Stock then issued was automatically combined into one share of Common Stock of the Company (“20-1 reverse split”). No fractional shares or scrip representing fractions of a share were issued, but in lieu thereof, each fraction of a share that any stockholder would otherwise be entitled to receive was rounded up to the nearest whole share. As a result of the 20-1 reverse split, the issued number of shares of Common Stock was reduced by 4,419,481, from 4,652,085 to 232,604 shares of Common Stock. The rounding of fractional shares to the nearest whole share resulted in an additional 248 shares being issued to stockholders who would have been entitled to receive a fraction of a share. The total number of shares of Common Stock issued after the issuance of the rounding of fractional shares was 232,852.

c.
On February 20, 2007, the Company issued 26,504,000 shares of its common stock for 26,504,000 shares of common stock representing all of the outstanding stock of its subsidiary pursuant to the triangular merger accounted for as a reverse merger and recapitalization. Additionally, all warrants issued by the subsidiary and outstanding as of February 20, 2007 were exchanged for warrants in the Company. Prior to the merger, the Subsidiary had entered into several agreements which accounted for the shares of common stock outstanding:

(1)
Upon the formation of the Subsidiary, the founding shareholders received 6,460,000 shares of common stock for $6,460. During the quarter ended March 31, 2008, the Company received $4,900 as payment for the shares. Therefore, subscriptions receivable totaled $1,560 at September 30, 2008.

(2)
On March 29, 2006, the Subsidiary issued to management and key consultants 8,500,000 shares for services valued at $76,500 and cash of $8,500, totaling $0.01 per share. As of March 31, 2007, the Subsidiary had received $8,500 in cash for payment. The Subsidiary recorded $76,500 of consulting expense during the year ended December 31, 2006. Additionally, the Subsidiary issued warrants to purchase up to a total of 5,970,000 to management and consultants. The warrants were vested upon grant, have a 3 year life, and are exercisable at $0.10 per share. Warrants to purchase up to 3,500,000 shares of common stock issued to management contained a cashless exercise provision. The warrants were valued at $197,587 using the Black-Scholes option pricing model, using a volatility rate of 62% based on the volatility of a publicly traded exploration stage company in a similar stage of development, and a risk free rate of 4.79%. The Subsidiary recognized $197,587 of compensation expense during the year ended December 31, 2006. As of September 30, 2008, warrants with options to purchase a total of 450,000 were exercised for cash. The Subsidiary received $45,000 in cash for the exercise of the warrants. Warrants with options to purchase a total of up to 2,000,000 were exercised utilizing the cashless exercise provision. A total of 1,600,000 shares of common stock were issued to management in the transaction. Two warrants to purchase a total of up to 3,500,000 shares of common stock were canceled pursuant to an Agreement for Cancellation of Warrants entered into by and between the parties.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

(3)	During the period from April 2006 through February 19, 2007, the Subsidiary sold 7,499,000 shares of common stock at a price of $0.50 per share for cash totaling $3,749,500.

(4)
During the year ended December 31, 2007, the Subsidiary issued 2,299,000 shares of its common stock to various individuals and entities in exchange for consulting services to the Subsidiary. The Company recorded consulting expenses in the amount of $1,079,979 in the accompanying consolidated statement of operations and $69,521 prepaid for consulting services for the year ended December 31, 2007.

(5)
On February 19, 2007, the Subsidiary issued to its President and Chief Executive Officer, 1,500,000 shares of common stock as a bonus for his services to the Subsidiary and as incentive compensation for future services. The Company recorded consulting expenses in the amount of $750,000 in the accompanying consolidated statement of operations for the year ended December 31, 2007.

d.
On March 9, 2007, the Company issued 4,000,000 shares of Common Stock to Bellhaven Gold & Copper, Inc. (“Bellhaven”) as part of an Exploration Development Agreement (“agreement”) entered into by and between the Company, Bellhaven and its wholly-owned subsidiary, Cuprum Resources Corp (“Cuprum”). The agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from Panama on a copper prospect located in Panama. The agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each, issue Bellhaven shares of the Company’s common stock as valued under an escrow agreement with a total value of $4,000,000 and expend $15,000,000 in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. As per the agreement, the Company has delivered a certificate in the amount of 2,666,667 shares of common stock to Bellhaven and deposited 1,333,333 shares of its common stock into escrow. The Company has recorded $1,333,334 as investment on the accompanying consolidated balance sheet.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

e.
On April 1, 2007, the Company issued 7,925,000 shares of common stock to West Greenwood Foundation (“WGF”) and various entities and individuals (“designees”), pursuant to the conversion of the Convertible Promissory Note executed by the Company in February 2001. On the date of the conversion of the note, the balance was $67,700 and $38,371 of principal and interest, respectively. In a simultaneous transaction, the designees purchased an interest of the note from WGF and converted their interest in to shares of Common Stock of the Company based on the rate of conversion previously agreed to between the Company and WGF. The conversion of the total balance of $106,071 to 7,925,000 shares of Common Stock represented a conversion rate of approximately $0.013 per share. See Note 5a.

f.
On May 4, 2007, the Company completed a Private Placement to sell 4,000,000 shares of Common Stock at $0.50 per share for cash totaling $2,000,000. The transaction was completed in the form of a Restricted Equity Purchase Agreement and called for the Company to deposit the Stock Certificate representing the sold shares with a custodial bank selected by the purchaser. The closing date of the transaction was scheduled for 30 days from the date of the deposit of the Stock Certificate with the custodial bank. The agreement has since been canceled and the shares have been recalled from the custodial bank.

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

j.
On July 31, 2007, the Company completed a Private Placement to sell 1,000,000 shares of common stock at a price of $0.50 per share for cash totaling $500,000. The transaction was completed in the form of a Subscription Agreement and called for the Company to issue warrants to purchase 1,000,000 shares of common stock at $1.00 per share for a two-year term. Pursuant to the agreement, the Company is required to file a registration statement within 150 days and it be declared effective within 210 days. As of September 30, 2008, the Company has not filed the registration statement and has accrued $45,600 in liquidated damages which were expensed during the current period.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

k.
From August 2007 to October 2007, the Company sold a total of 320,000 shares of common stock in the form of Subscription Agreements at $0.50 per share. The total proceeds to the Company for the sale of the shares were $160,000.

l.	On December 15, 2007, the Company issued 600,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 5b).

m.
In December 2007, the Company issued 100 shares of preferred stock at par value of $0.0001 to the Company’s CEO for compensation and expensed $10,000. The value of the preferred stock was determined by the recent buy-back from the Company’s CFO at $100 per share.

n.
On April 18, 2008, the Company agreed to issue 4,550,000 shares of common stock to its directors in consideration of their past services. The Company recorded directors’ compensation expenses in the amount of $2,275,000 in the accompanying consolidated statements of operations for the nine months ended September 30, 2008.

o.	On April 25, 2008, the Company agreed to issue 250,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 5e).

p.
On July 10, 2008, the Company completed a Private Placement to sell to certain investors 21,840,000 shares of common stock, 100 shares of preferred stock and 14,203,000 warrants for cash totaling $10,046,400. The transaction was completed in the form of Binding Term Sheet (“Term Sheet”) and called for the Company to:

(1)
The issuance of an aggregate of 21,840,000 new shares of the Company’s common stock at $0.46 per share. $8,500,000 shall be paid by the investors within five business days upon execution of the Term Sheet (First Settlement Date) and the balance shall be paid within 90 calendar days upon the execution of the Term Sheet (Second Settlement Date);

(2)	The issuance of the Company’s 100 preferred stock;

(3)	The cancellation of the Company’s 100 preferred stock held by the Chief Executive Officer;

(4)
The issuance of an aggregate of 10,920,000 warrants (“First Warrants”) on the First and Second Settlement Dates. Each First Warrant entitles the investors to purchase one new share of the Company’s common stock at a price of $0.46 per share. The First Warrant will expire 23 calendar days following the publication of the second independent resource statement for Cerro Chorcha to National Instrument 43-101 standard after the date of the Term Sheet;

(5)
The issuance of an aggregate of 3,283,000 warrants (“Second Warrants”) on the First and Second Settlement Dates. Each Second Warrant entitles the investor to purchase one new share of the Company’s common stock at a price of $0.50 per share, with term date of six months. The Second Warrant can only become exercisable upon the exercise and payment in full of all First Warrants.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

As of September 30, 2008, 21,789,566 shares of the common stock had been issued in connection with the Term Sheet.

q.
On July 11, 2008, the Company issued 650,000 common shares and paid a cash of $250,000 to certain entities in exchange for consulting and advisory services directly related to the consummation of the Term Sheet. The Company recorded consulting expenses in the amount of $299,000 in the accompanying consolidated statement of operations for the three months ended September 30, 2008. The cash payment was treated as a reduction from the gross proceeds from the Term Sheet.

r.
On July 11, 2008, the Company issued 666,666 common shares to the Company’s Chief Operating Officer as a compensation for the completion of the Term Sheet. The Company recorded employee compensation expense of $306,666 in the accompanying consolidated statement of operations.

On June 25, 2007, the Company granted warrants to purchase 300,000 shares of the Company’s common stock, as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 5b). The warrant has an exercise price of $1.00 per share for a two-year term. The warrant was canceled on September 19, 2007 and a new grant was issued in the form of a warrant to purchase 300,000 shares of common stock at an exercise price of $0.65, was issued to the note holder. The fair values of the warrants were estimated at the date of grant using the Black-Scholes option – pricing model with the following assumptions:

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
2 years	48.69%	-	4.78%	$31,641

From August 2007 to September 2008, the Company received a total of $2,296,420 in cash, net of $11,080 loss in currency exchange, and the cancellation of a Promissory Note in the amount of $500,000, for the sale of 5,615,000 Special Warrants offered by the Company at a price of $0.50 per Special Warrant. Each Special Warrant is convertible into one share of common stock and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will entitle the holder to acquire one share of common stock at an exercise price of $0.65 for a two-year term. The Special Warrants Agreement includes an addendum requires the Company (i) to register the shares underlying both the converted shares and the warrants, (ii) to complete a registration statement to be filed within 150 days, and (iii) effective within 210 days. The Agreement imposes cash penalties of 1% per 30 day period for non-compliance. The potential registration penalties should be accounted for in accordance with FSP EITF 00-19-2. That FSP requires that the penalties be accounted for in accordance with FAS 5, that is, they are recognized when they are “probable” and can be “reasonably estimated”, which may be at inception. As of September 30, 2008, the Company has not filed the registration statement and has accrued $220,050 in liquidated damages which have been expensed during the current period. In July 2008, 2,015,000 shares of common stock were issued upon conversion by holders of Special Warrants of the Special Warrants to common stock.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

On January 26, 2008, the Company granted stock options to purchase up to 200,000 shares of the Company’s common stock to a director of the Company, pursuant to the Company’s 2007 Employee Incentive Plan. The stock options have an exercise price of $0.50 per share for a five-year term.

On May 6, 2008, the Company granted Special Warrants to purchase 376,000 shares of the Company’s common stock to a certain entity as a form of payment for advisory services it provided to the Company. The Special Warrants were sold at $0.50 per warrant. Subsequently, the Special Warrants were converted to the Company’s common stock.

On July 11, 2008, the Company has granted warrants to purchase 1,200,000 shares of the Company’s common stock to a certain entity as a form of payment for consulting services it provided to the Company. The warrants have an exercise price of $0.53 per share for a one-year term.

On July 31, 2008, the Company granted stock options to purchase up to 250,000 shares of the Company’s common stock to a director of the Company, pursuant to the Company’s 2007 Employee Incentive Plan. The stock options have an exercise price of $0.51 per share for a five-year term.

On September 1, 2008, the Company granted stock options to purchase up to 250,000 shares of the Company’s common stock to an employee of the Company pursuant to the Company’s 2007 Employee Incentive Plan. The stock options have an exercise price of $0.50 per share for a five-year term.

The Company had 19,603,000 warrants outstanding as of September 30, 2008 and the following is a summary of the warrant activities:

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

			Weighted-	Average
	Number of	Number of	Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance at December 31, 2006	5,950,000	5,950,000	$0.10	2.75 years
Granted	300,000	300,000	1.00	2.00 years
Forfeited	(5,500,000)	(5,500,000)	-
Exercised	(450,000)	(450,000)	0.10
Balance at June 30, 2007	300,000	300,000	$1.00	2.00 years
Granted	5,760,000	300,000	0.51	2.00 years
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance at December 31, 2007	6,060,000	600,000	$0.58	1.63 years
Granted	15,934,000	-	-	1.77 years
Forfeited	-	-	-
Exercised	(2,391,000)	-	-
Balance at September 30, 2008	19,603,000	600,000	$0.64	1.20 years

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

Following is a summary of the stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	-	$-	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2007	-	$-	$-
Granted	5,400,000	0.50	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2007	5,400,000	$0.50	$-
Granted	700,000	0.50	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of September 30, 2008	6,100,000	$0.50	$-

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

For the nine months ended September 30, 2008 and 2007 and from inception (March 1, 2006) to September 30, 2008, the Company has expensed $998,406, $0 and $1,592,776 in stock option expenses, respectively.

8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2008 are as follows:

Net operating loss for the nine months ended September 30, 2008	$6,843,680
Effective income tax rate	40%
Total deferred tax assets	2,737,472
Less: valuation allowance	(2,737,472)
Total deferred tax assets as of September 30, 2008	$-

Net operating loss from inception (March 1, 2006) to September 30, 2008	$14,755,716
Effective income tax rate	40%
Total deferred tax assets	5,902,286
Less: valuation allowance	(5,902,286)
Total deferred tax assets as of September 30, 2008	$-

The Company’s deferred tax asset as of September 30, 2008 of $5,902,286 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended September 30, 2008 is as follows:

Federal income tax rate	34%
State tax, net of federal benefit	6%
Increase in valuation allowance	(40)%
Effective income tax rate	-%

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2020 through 2028.

9.	Commitments – The Company and its Subsidiary entered into various agreements during the period beginning March 2006 (Subsidiary’s inception date) and ending September 30, 2008. These include:

a.
Empire(Tianjin) Resources Co., Ltd. – The Company is to pay $500,000 on or before May 31, 2008 to Tianjin pursuant to the cooperative joint venture agreement. (See Note 4). The Company is currently negotiating an extension for the payment.

b.
Employment Agreements – On April 12, 2006, the Company entered into employment agreements with its Chief Executive Officer and its Vice President of Exploration. The agreements have a term of two years and are automatically renewed for two year terms unless the Company or the employee gives 90 days prior written notice to terminate the agreement. On December 1, 2007, the Company entered into a new employment agreement with its Chief Executive Officer and its Chief Financial Officer. The agreements have terms of five years and three years, respectively. The agreements are automatically renewed for one year term unless the Company or Executive gives 90 days prior written notice to terminate the agreement. On May 1, 2008, the Company entered into employment agreement with its Chief Operating Officer. The agreement has a term of either three years or the submission of the feasibility study of the copper mining project in Panama, whichever comes earlier. The agreement may be renewed in writing no later than 30 days prior to the termination date.

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

d.
Cuprum Resources Corp. – In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum Resources Corp (“Cuprum) entered into an Exploration Development Agreement (“agreement”). The agreement requires the Company over the next three years to issue 4 million shares of the Company’s common stock and make cash payments in the amount of $17,000,000. At September 30, 2008, the Company released 2,666,667 shares of its common stock from escrow and made cash payments of $4,874,528.

Commitments are summarized as below:

Period ending December 31,
2008	$7,005,000
2009	7,166,666
2010 and thereafter	500,000

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

10.	Subsequent Event

On October 14, 2008, the Company received the remaining balance of $23,200 from the Second Settlement Date. Accordingly, the Company issued 50,434 shares of the Company’s common stock fulfilling its commitment under the Term Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.   Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the Amendment No. 3 to Form 10SB that was filed with the Securities and Exchange Commission (“SEC”) and became effective on December 21, 2007.

Overview of Business

The Company was formed as a Delaware corporation on January 4, 1996, under the name ObjectSoft Corporation. On May 9, 2005, The Company changed its name to Nanergy, Inc. On June 5, 2006, its name was changed to Xacord Corp. On January 3, 2007, the Company changed its name to Empire Minerals Corp., and in November 2007, the name was changed to its current name, Dominion Minerals Corp.

We were originally formed in January of 1996 to acquire the business of a predecessor company, ObjectSoft Corporation, a New Jersey Corporation. This acquisition was completed in the form of a corporate business combination effective January 31, 1996. The acquired business involved the provision of retail Kiosks, which were internet-connected, advertising-interactive public access terminals offering information entertainment and the ability to execute financial transactions via a touch screen. This business was unsuccessful and in July of 2001, we filed a Bankruptcy Petition in the Bankruptcy Court for the District of New Jersey. None of our present officers, directors or employees were associated with us at the time of or involved in any way in our bankruptcy proceeding. In November 2004, we exited bankruptcy with no assets, one liability in the form of a convertible promissory note with a principal balance of $100,000 and outstanding stock of 195 shares of common stock. We then operated as a shell corporation seeking a new business opportunity either through a corporate business combination or an acquisition of assets.

In September 2005, we were a party to a business combination in which we acquired the ownership of a New Jersey corporation holding licenses, patents, and developments to certain photovoltaic processes. In this transaction, the Company issued 99,455 shares of our common stock. The Company also agreed to issue additional shares of common stock and stock options, if certain economic milestones were met by December 31, 2006. These economic milestones were not met. In 2006, we abandoned our efforts to develop the involved processes.

On February 20, 2007, we completed a business combination in which we acquired all of the outstanding stock of the Nevada Subsidiary in exchange for shares of our common stock. The combination was structured as a three-party merger in which:

(A)	The Company acquired all of the outstanding stock of the Nevada Subsidiary;

(B)	A Nevada corporation named Xacord Acquisitions Sub Corp. formed and wholly-owned by the Company to be used as a vehicle for the transaction was merged into the Nevada Subsidiary;

(C)
The outstanding shares of the common stock of the Nevada Subsidiary as of the effective time of the merger were converted into shares of the common stock of the Company on a share-for-share basis with a total of 26,504,000 shares of the Company's stock issued in this conversion;

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

Management of the parties at the time of the business combination consisted of the following individuals: (i) Diego Roca was the sole officer and director of the Company and of Xacord Acquisition Sub Corp.; and (ii) Pinchas Althaus, Diego Roca and Bruce Minsky were the officers and directors of the Nevada Subsidiary. Messrs. Althaus, Roca and Minsky became the three officers and directors of the Company and the Nevada Subsidiary upon completion of the business combination.

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

The Company has entered into an agreement with Bellhaven Copper & Gold, Inc. (“Bellhaven”), a British corporation and its wholly-owned subsidiary, Cuprum Resources, Corp. (“Cuprum”), a Panamanian corporation. Under this agreement, the Company may acquire a majority ownership interest in Cuprum Resources, Corp. Cuprum holds a mineral concession from the Republic of Panama on a copper prospect located in the Guariviara Area of Panama.

The Nevada Subsidiary has entered into two joint venture agreements involving mineral properties and/or prospects located within China. These properties are primarily regarded as gold prospects or properties. One of the Chinese joint venture agreements of the Nevada Subsidiary is with Zhaoyuan Dongxing Gold Minerals Co., Ltd., an entity organized under the China Company Law. Under this agreement, the parties have formed Zhaoyuan Empire Gold Corp., Ltd., a Chinese entity in which they each own a 50% interest subject to future adjustment. This jointly held entity holds three mining licenses from the Chinese government on gold prospects located in the Shandong Province of China along with certain mining and mill equipment. As of September 30, 2008, we discontinued our participation in the joint venture.

The other joint venture agreement of the Nevada Subsidiary is with the Tianjin Institute of Geology and Mineral Resources (“TIGMR”), a Chinese legal entity. Under this agreement the parties have formed a Chinese limited liability company named Empire (Tianjin) Resources Co., Ltd. This entity was formed to acquire mineral interests in and explore, develop and, if warranted, conduct mining operations on mineral properties located in the Inner Mongolian Autonomous Region of Tianjin Province in China. The Nevada Subsidiary holds a 70% interest in this entity subject to future adjustment to reflect the parties' respective capital contributions.

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

Going Concern

The report of our independent auditors in our December 31, 2007, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of approximately $9,700,000 at December 31, 2007, and having insufficient sources of cash to execute our business plan. Our ability to continue as a going concern will be determined by our ability to raise additional capital to adequately fund our business plan. In response to these conditions, we are continuing to seek both debt and equity financing from various sources, although there are no guarantees that we will be successful in our endeavors. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures, such as the fair value of warrants and stock issued for services as well as various accruals. For example, we must calculate the fair value of options and warrants granted based on various assumptions. Accordingly, the actual results could materially differ from those estimates. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements.

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

Expenses for the Three Month Period ended September 30, 2008 vs. September 30, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the three months ended		For the three months ended
	September 30, 2008		September 30, 2007
REVENUE	-	Nil	-	Nil

EXPENSES

Research & development costs	$16,495	0.88%	$48,140	4.71%

Consulting fees	761,191	40.75%	320,363	31.36%
Professional fees	124,322	6.65%	110,673	10.83%
Other employee compensation	312,272	16.71%	-	Nil
Loan costs	63,526	3.40%	144,084	14.10%
Directors compensation	75,599	4.04%	-	Nil
General & administrative expenses	352,942	18.89%	325,553	31.87%
Liquidated damage expense	69,600	3.72%	-	Nil
Depreciation	37,669	2.01%	2,852.28%

TOTAL EXPENSES	$1,813,616	97.09%	$951,665	93.16%
LOSS BEFORE OTHER ITEM
Other (income) expense	56,311	3.01%	72,558	7.10%
Other comprehensive loss (income)	(2,092)	-0.11%	(2,687)	-0.26%
LOSS BEFORE INCOME TAXES	1,867,835	100.00%	1,021,536	100.00%
Income tax benefit (expense)	-	Nil	-	Nil
COMPREHENSIVE LOSS	$1,867,835	100.00%	$1,021,536	100.00%

Research and development costs decreased by $31,645, or 66%, to $16,495 for the three months ended September 30, 2008 as compared to $48,140 for the three months ended September 30, 2007. The principal reason for this decrease was due to decreased exploration activity on the Dongxing joint venture property.

For the three months ended September 30, 2008, professional fees increased $13,649, or 12%, to $124,322 as compared to $110,673 for the three months ended September 30, 2007. This increase for the three month period is due to legal fees incurred related to the sale of shares to various investors during the quarter ended September 30, 2008.

For the three months ended September 30, 2008, other employee compensation expense totaled $312,272 as compared to $0 for the three months ended September 30, 2007. This increase of $312,272 is due to the issuance of shares of common stock to our Chief Operating Officer in accordance with the Employment Agreement entered into.

For the three months ended September 30, 2008, loan costs decreased $80,558, or 56%, to $63,526 as compared to $144,084 for the three months ended September 30, 2007. This decrease is due to amortized financing costs recorded during the three months ended September 30, 2007, for several Convertible Promissory Notes entered into by us, during the year ended 2007. During the quarter ended September 30, 2008, the Notes were paid in full and amortized loan costs decreased.

For the three months ended September 30, 2008, directors’ compensation expense totaled $75,599 as compared to $0 for the three months ended September 30, 2007. This increase of $75,599 is due to the payment of fees to the directors of the Company for past services and the issuance of options to a director as payment for services.

For the three months ended September 30, 2008, liquidated damage expense totaled $69,600 as compared to $0 for the three months ended September 30, 2007. This increase of $69,600 is due to penalties incurred pursuant to the registration rights clause in the Exploration and Development Agreement entered into by Bellhaven and us.

Expenses for the Nine Month Period ending September 30, 2008 v September 30, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the nine months ended		For the nine months ended
	September 30, 2008		September 30, 2007
REVENUE	-	Nil	-	Nil

EXPENSES

Research & development costs	$120,831	1.77%	$323,875	8.47%

Consulting fees	1,043,116	15.32%	2,342,805	61.29%
Professional fees	248,039	3.64%	267,532	7.00%
Other employee compensation	1,259,808	18.50%	-	Nil
Loan costs	462,615	6.79%	144,084	3.77%
Directors compensation	2,350,599	34.51%	-	Nil
General & administrative expenses	453,172	6.65%	687,027	17.97%
Liquidated damage expense	265,650	3.90%	-	Nil
Depreciation	43,221	0.63%	7,488.20%

TOTAL EXPENSES	$6,247,051	97.60%	$3,772,811	98.69%

Other expense	596,629	8.76%	58,087	1.52%
Other comprehensive (income)	(33,425)	-0.49%	(8,100)	-0.21%
LOSS BEFORE INCOME TAXES	6,810,255	100.00%	3,822,798	100.00%
Income tax benefit (expense)	-	Nil	-	Nil
COMPREHENSIVE LOSS	$6,810,255	100.00%	$3,822,798	100.00%

Research and development costs decreased by $203,044, or 63%, to $120,831 for the nine months ended September 30, 2008 as compared to $323,875 for the nine months ended September 30, 2007. The principal reason for this decrease was due to decreased exploration activity on the Dongxing joint venture property.

Consulting fees decreased by $1,299,689, or 56%, to $1,043,116 for the nine months ended September 30, 2008 as compared to $2,342,805 for the nine months ended September 30, 2007. The principal reason for this decrease was due to referral fees paid in 2007, not incurred in 2008. In addition, during the nine months ended September 30, 2007, we incurred consulting costs pursuant to the Exploration and Development Agreement entered into by us and Bellhaven.

For the nine months ended September 30, 2008, professional fees decreased $19,493 or 7%, to $248,039 as compared to $267,532 for the nine months ended September 30, 2007. This decrease for the nine month period is due to accounting and legal fees related to the issuance of 2007 first quarter financial statements, audited financial statements for the period ending September 30, 2007, and the filing of our Form 10SB during the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, other employee compensation expense totaled $1,259,808 as compared to $0 for the nine months ended September 30, 2007. This increase of $1,259,808 is due to the grants of stock options under the 2007 Employee Incentive Plan and shares of common stock, to our management, directors and an employee. The fair values of the options granted were estimated at the date of the grant utilizing the Black-Scholes option-pricing model.

For the nine months ended September 30, 2008, loan costs increased $318,531 or 221%, to $462,615 as compared to $144,084 for the nine months ended September 30, 2007. This increase of $318,531 is due to amortized loan costs recorded during the nine months ended September 30, 2008, for Convertible Promissory Notes entered into by us, during the year ended 2007 and the nine months ended September 30, 2008.

For the nine months ended September 30, 2008, directors’ compensation expense totaled $2,350,599 as compared to $0 for the nine months ended September 30, 2007. This increase of $2,350,599 is due to the issuance of shares, stock options and cash payments to the directors of the company for past services. The shares were issued at a value of $0.50 per share. The fair values of the options granted were estimated at the date of the grant utilizing the Black-Scholes option-pricing model.

For the nine months ended September 30, 2008, liquidated damage expense totaled $265,650 as compared to $0 for the three nine months ended September 30, 2007. This increase of $265,650 is due to penalties incurred pursuant to the Special Warrants issued and the penalties incurred pursuant to the registration rights clause in the Exploration and Development Agreement entered into by Bellhaven and us.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2008 and 2007, we had positive working capital $4,858,201 and $1,526,799, respectively.  This was due to an increase in current assets of $4,862,541 and $1,958,219 for the three months ended September 30, 2008 and September 30, 2007, respectively, a decrease in current liabilities of $2,420,038 and $19,620 for the three months ended September 30, 2008 and September 30, 2007, respectively. We had an increase in working capital of $4,736,868 and $655,790 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  This was due to an increase in current assets of $4,708,536 and $1,231,850 for the nine months ended September 30, 2008 and September 30, 2007, respectively, a decrease in current liabilities of $28,332 for the nine months ended September 30, 2008 and an increase in current liabilities of $576,060 for September 30, 2007, respectively.  We had an accumulated deficit of $7,912,036 from the date we exited bankruptcy proceedings in October 2004 to December 31, 2007, and an accumulated deficit of $14,755,716 at September 30, 2008. We have no contingencies or long-term obligations except for our work commitments under our Exploration and Development Agreement with Bellhaven and Cuprum Resources Corp.

We had a cash balance of $878,116 and $1,033,899 as of December 31, 2007 and December 31, 2006, respectively, and a cash balance of $5,618,839 and $2,091,228 as of September 30, 2008 and September 30, 2007, respectively.  For the three months ended September 30, 2008 and 2007, we had positive cash flows of $4,848,536 and $1,783,698, respectively. For the nine months ended September 30, 2008 and 2007, we had positive cash flows of $4,740,523 and $1,043,351, respectively.

On January 22, 2008, we received $350,000 from the issuance of a Convertible Promissory Note (“Note”). The Note is payable in 30 days and bears interest at a rate of 6% annum. We also incurred additional fees associated with the Note in the amount of $33,000. The holder may at any time convert the principal amount for shares of our common stock at a rate of $1.00 per share. On February 22, 2008, we executed an Amendment (“Amendment”) to the Note. Pursuant to the Amendment, the maturity date was extended to May 31 2008 (“Amended Maturity Date”), bearing interest at a rate of 6% annum. On April 25, 2008, we executed Amendment No. 2 to the Note (“Amendment 2”). Pursuant to Amendment 2, the maturity date was extended to July 31, 2008 (“Amended Maturity Date 2”), bearing interest at a rate of 6% annum. We also incurred additional fees associated with Amendment 2 in an amount equivalent to 250,000 shares of our common stock, which approximated $125,000. On July 22, 2008, we repaid the full principal amount of the Note.

On March 10, 2008, we received $1,650,000 pursuant to a Loan Agreement with Balstone Investments Ltd. The loan bears interest at a rate of 3-month LIBOR plus 1% and was payable in full on September 11, 2008. As security for the prompt and complete payment of the loan, a personal guarantee was granted by our Chief Executive Officer which includes a share charge over his entire shareholdings in the Company. On July 28, 2008, we repaid the full amount of the loan including interest.

In July 2008 we received $10,023,075 which represented the proceeds pursuant to a private placement entered into by us on July 10, 2008, in the form of a binding Term Sheet for 21,840,000 units in the aggregate consisting of 21,840,000 shares of common stock (the “Common Stock”) of the Company, warrants to purchase up to 10,920,000 shares of Common Stock at an exercise price of $0.46 per share, and warrants to purchase up to 3,283,000 shares of Common Stock at an exercise price of $0.50 per share to certain accredited investors and to non-US persons for total gross proceeds to the Company of $10,046,400. The remaining balance of approximately $23,000 was received in October 2008.

Internal and External Sources of Liquidity

Over the next 12 months, we plan to fund our operations through the sale of common stock or common stock with warrants.

Contractual Obligations

We have no commitments for capital expenditures.

We do not engage in hedging transactions and we have no hedged mineral resources.

We were, and are committed to, making certain exploration work expenditures and option payments pursuant to the Exploration and Development Agreement and Joint Venture Agreement signed at December 31, 2007, over the next 12 months:

Cerro Chorcha Project:
•
Required work expenditure by March 7, 2009; $9,000,000 of which $3,874,528 has been paid. The exploration and development plan for Phase 1 was completed as of March 6, 2008; a work plan for the period of March 7, 2008 to March 7, 2009 has been formulated and approved jointly by Bellhaven and us.

•	Annual payment: $500,000 due March 7, 2008 was paid on March 14, 2008; $500,000 due March 7, 2009.

TIGMR Project:

•
Joint Venture Contribution: $500,000 due May 31, 2008; we are currently negotiating an amendment to the Joint Venture agreement with our Joint Venture Partner in order to obtain an extension for the payment of our Joint Venture contribution.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1.             (a)  From July 3, 2008 to September 24, 2008, the Company issued 2,391,000 shares of its common stock.

(b) No person acted as a principal underwriter for the sale of these securities. The common stock was issued to twelve individuals and entities collectively, as follows: (i) Haywood Securities, Inc. – 376,000 shares; (ii) Greg McKenzie – 200,000 shares; (iii) Thomas Seltzer – 100,000 shares; (iv) John Willett - 200,000 shares; (v) Kerry Smith – 200,000 shares; (vi) Andrew Kaip – 40,000 shares; (vii) Stefan Ioannou – 20,000 shares; (viii) Nochum Sosover – 30,000 shares; (ix) CYB Trust – 1,000,000 shares; (x) Oren Antebi – 25,000 shares; (xi) Jason Mausberg – 50,000 shares; and (xii) Menachem Gansburg – 150,000 shares.

(c)  These securities were issued to the above holders of Special Warrants subsequent to each holder exercising their right to convert the Special Warrants for share of common stock. There were no underwriting fees, discounts or expenses involved in the issuance of this stock.

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

Item 6. Exhibits.

Exhibit No.	Description of Exhibits

3.1	Term Sheet – Issuance and Private Placement of Common Stock, Series A Preferred Stock and Warrants in Dominion Minerals Corp.*

31.1	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

____________________
* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION MINERALS CORP.

Date:	November 14, 2008	By:	/s/ Pinchas Althaus
PINCHAS ALTHAUS
Chief Executive Officer

Date:	November 14, 2008	By:	/s/ Diego Roca
DIEGO ROCA
Executive Vice President, Chief Financial
Officer and Treasurer