Form 10-Q/A
period 2007-09-30
DOMINION MINERALS CORP
filed 2009-05-15
CIK 1402747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
TO
FORM 10-QSB
ON
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 2007
OR
☐	Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number 000-52696

DOMINION MINERALS CORP.
(Exact name of registrant as specified in its charter)

Delaware	22-3091075
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

410 Park Avenue, 15th Floor
New York, New York 10022
(Address of principal executive offices)

(212) 231-8171
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
              Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:  41,246,852.

Transitional Small Business Disclosure Format (Check one):   Yes ☒  No ☐

AMENDMENT NO. 2 TO FORM 10-QSB ON FORM 10-Q

This Amendment No. 2 to Form 10-QSB on Form 10-Q amends our Quarterly Report on Amendment No. 1 to Form 10-QSB as previously filed with the Securities and Exchange Commission on November 20, 2007.

As described in Note 3 to the Company’s financial statements included herein, the Company has restated its financial statements as of and for the quarter ended and nine months ended September 30, 2007, to revise the accounting for common stock issued in connection with the conversion on April 1, 2007 of a promissory note previously issued by the Company and services that the Company expected to receive from the holders of the promissory note.  As described in Note 3, the Company filed suit on December 23, 2008 in an effort to recover the shares of common stock issued and reached a settlement agreement on February 11, 2009, under which a portion of the shares issued were cancelled or returned to the Company.  The Company has re-stated its accounting for the issuance of the shares and has recorded a non-cash charge to income of $2,205,492 in the quarter ended June 30, 2007 related to the shares that will not be returned to the Company and for which the Company will not receive the services it expected.

The restatement of the Company’s financial statements, as described in Note 3, reduced the Company’s net income for the quarter ended and nine months ended September 30, 2007 by $2,205,492.  The restatement reduced the total amount of Shareholders’ Equity by $3,230 and increased Current Liabilities by $3,230, as of that date.  Except for these effects and the inclusion of Note 3 and related revisions to Note 1, paragraph (g) Note 7, paragraph (a) and Note 10, this Amendment No. 2 and the Company’s financial statements included herein are unchanged from the Report previously filed.

This Amendment contains the complete text of the original report with the corrected information appearing in the financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

ASSETS
SEPTEMBER 30
2007
UNAUDITED
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$2,091,228
Notes receivable	80,000
Prepaid expense	94,521

Total current assets	2,265,749

EQUIPMENT, net	41,467

OTHER ASSETS:
Notes issuance cost	29,916
Long term investment	2,210,855
Total other assets	2,240,771

Total assets	$4,547,987

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$157,070
Convertible note payable, net of discount $14,970	585,110
Total current liabilities	742,180

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
41,556,696 and 20,485,000 issued and outstanding
as of September 30, 2007 and December 31, 2006, respectively	4,156
Escrowed common stock	(267)
Additional paid-in capital	13,612,258
Shares to be returned for services not received	(1,654,167)
Stock subscription receivable	(1,560)
Deficit accumulated during the development stage	5,449
Accumulated other comprehensive income	(8,160,062)
Total shareholders' equity	3,805,807

Total liabilities and shareholders' equity	$4,547,987

The accompanying notes are an integral part of this consolidated statement.

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

			Nine months	From inception	From inception
	Three months ended		ended	(March 1, 2006)	(March 1, 2006)
	September 30,		September 30,	to September 30,	to September 30,
	2007	2006	2007	2006	2007
			(Restated)		(Restated)

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

RESEARCH AND DEVELOPMENT COSTS	48,140	155,163	323,875	200,000	722,565
GENERAL AND ADMINISTRATIVE EXPENSES	903,525	386,599	3,448,936	864,312	5,180,502
LOSS FROM EXPECTED SERVICES NOT RECEIVED			2,205,492		2,205,492

LOSS FROM OPERATIONS	(951,665)	(541,762)	(5,978,303)	(1,064,312)	(8,108,559)

OTHER EXPENSE	(72,558)	-	(58,087)	-	(51503)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,024,223)	(541,762)	(6,036,390)	(1,064,312)	(8,160,062)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(1,024,223)	(541,762)	(6,036,390)	(1,064,312)	(8,160,062)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,687	-	8,100	-	5,449

COMPREHENSIVE LOSS	$(1,021,536)	$(541,762)	$(6,028,290)	$(1,064,312)	$(8,154,613)

LOSS PER SHARE
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.18)	$(0.07)

Basic and diluted weighted average number of common shares	40,029,773	18,168,352	33,478,825	15,979,566

The accompanying notes are an integral part of this consolidated statement.

EMPIRE MINERALS CORP. AND SUBSIDIARIES (FORMERLY XACORD CORP.)
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY

									SHARES TO
							ADDITIONAL	STOCK	BE RETURNED		OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		PAID-IN	SUBSCRIPTION	FOR SERVICES	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	RECEIVABLE	NOT RECEIVED	DEFICIT	GAIN (LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-		$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(6,460)				-

Shares issued March 29, 2006 for $80,500 in services
and $4,500 cash, at $0.01 per share			8,500,000	850			84,150	(8,500)				76,500

Stock sold through subscription agreements
through September 30, 2006 at $0.50 per share			3,695,000	369			1,847,131					1,847,500

Stock warrants issued to employees							474					474

Stock warrants issued to consultants for advisory services							829					829

Net loss										(1,064,312)		(1,064,312)

Balance as of September 30, 2006 (Unaudited)	-	$-	18,655,000	$1,865	-	$-	$1,938,398	$(14,960)	$-	$(1,064,312)	$-	$860,991

Proceeds on subscription receivable								11,900				11,900

Shares issued
$0.50 per share, for cash			1,810,000	182			904,818					905,000
$0.10 per share, conversion of warrants, for cash			20,000	2			1,998					2,000

Warrants issued for consulting services							196,284					196,284

Foreign currency translation loss											-2,651	(2,651)

Net loss										(1,059,360)		(1,059,360)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)	$-	$(2,123,672)	$(2,651)	$914,164

Proceeds on subscription receivable								1,500				1,500

Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955					45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)					-
$0.50 per share, CEO for compensation			1,500,000	150			749,850					750,000
$0.50 per share, for cash			3,264,000	326			1,631,674					1,632,000
$0.50 per share, for consulting services			1,900,000	190			949,810					950,000
$0.50 per share, for exploration & development			4,000,000	400	(2,666,667)	(267)	666,533					666,666
$0.50 per share, for loan issuance cost			200,000	20			99,980					100,000
$0.50 per share, for services and conversion of note			7,925,000	793			3,961,707		(1,654,167)			2,308,333

Shares assumed pursuant to reverse merger	100	10,000	232,696	23			(145,230)					(135,207)

Repurchase preferred stock	(100)	(10,000)										(10,000)

Warrants issued with convertible note							31,641					31,641

Special Warrants
issued for cah							2,080,000					2,080,000
issued with convertible promissory note							500,000					500,000

Foreign currency translation gain											8,100	8,100

Net loss										(6,036,390)		(6,036,390)

Balance, September 30, 2007 (Unaudited) (Restated)	-	$-	41,556,696	$4,156	(2,666,667)	$(267)	$13,612,258	$(1,560)	$(1,654,167)	$(8,160,062)	$5,449	$3,805,807

The accompanying notes are an integral part of this consolidated statement.

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months	From inception	From inception
	ended	(March 1, 2006)	(March 1, 2006)
	Septermber 30,	to September 30,	to September 30,
	2007	2006	2007
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,036,390)	$(1,064,312)	$(8,160,062)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,488	-	7,488
Warrants issued for services	-	1,303	197,587
Amortization of debt discount	16,671	-	93,171
Amortization of loan issuance cost	144,083	-	144,083
Common stock issued for advisory services	1,605,479	76,500	1,605,479
Loss from expected services not received	2,205,492	-	2,205,492
Loss on currency exchange	11,080	-	11,080
Change in operating liabilities:		-
Accrued liabilities	(35,550)	75,632	153,840
Net cash used in operating activities	(2,081,647)	(910,877)	(3,741,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution	-	(138,000)	-
Equipment Purchases	(4,166)	-	(46,471)
Long term investment	(1,544,189)	-	(1,544,189)
Notes receivable	(80,000)	-	(80,000)
Net cash used in investing activites	(1,628,355)	(138,000)	(1,670,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,632,000	1,847,500	4,396,400
Proceeds from special warrants	2,068,920	-	2,068,920
Proceeds from exercise of warrants	45,000	-	47,000
Payment on note issuance cost	(74,000)		(74,000)
Payment for notes payables	(25,000)	-	(25,000)
Proceeds from notes payable	1,105,000	-	1,105,000
Proceeds from subscription receivable	1,500	-	1,500
Payment for buy back preferred stock	(10,000)	-	(10,000)
Net cash provided by financing activities:	4,743,420	1,847,500	7,509,820

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,933	-	(6,090)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,043,351	798,623	2,091,228

CASH AND CASH EQUIVALENTS, beginning of the period	1,047,877	-	-

CASH AND CASH EQUIVALENTS, end of period	$2,091,228	$798,623	$2,091,228

SUPPLEMENTAL DISCLOSURES:
Interest paid	$66,024	$-	$66,024
Income taxes paid	$-	$-	$-
Assumption of liabilities in reverse merger	$149,186	$-	$149,186
Conversion of notes and interest for common stock	$106,071	$-	$106,071
Issuance of founders stock for subscription receivable	$-	$(14,960)	$(14,960)
Shares issued for exploration and development of investment	$666,667	$-	$666,667
Warrants issued for debt issuance costs	$31,641	$-	$31,641
Net liabitlities assumed in reverse acquisition	$135,207	$-	$135,207
Warrants issued for repayment of notes	$500,000	$-	$500,000
Common stock issued for loan issuance cost	$100,000	$-	$100,000

The accompanying notes are an integral part of this consolidated statement.

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

g.
Net Loss Per Share — In accordance with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share, an basic earnings/loss per common share (EPS) is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS 128, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive. Net loss used in determining basic EPS was $6,036,390, $1,064,312 and $8,160,062 for the nine months ended September 30, 2007, the period from inception (March 1, 2006) through September 30, 2006, and the period from inception (March 1, 2006) through September 30, 2007, respectively. The weighted average number of shares of common stock used in determining basic EPS was 33,478,825 and 15,979,566 for the nine months ended September 30, 2007 and the period from inception (March 1, 2006) through September 30, 2006, respectively.

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

Translation adjustments amounted to $5,449 gain as of September 30, 2007. Asset and liability accounts at September 30, 2007 were translated at 7.50 RMB to $1.00. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts and cash flows for the period ended September 30, 2007, from inception (March 1, 2006) to September 30, 2006, and from inception (March 1, 2006) to September 30, 2007 were 7.65 RMB, 7.99 RMB and 7.81 RMB, respectively. In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. Because cash flows are also translated at average translation rates for the period, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

3. Restatement – Conversion of Promissory Note, Issuance of Common Stock, Litigation and Partial Recovery of Common Stock Shares issued

As discussed in the Company’s Report on Form 8-K filed on April 22, 2009, the Company has concluded, based on further review, that it should restate the accounting for the issuance of 7,925,000 shares of its common stock under agreements entered into on April 1, 2007 for the conversion of a promissory note, previously issued by the Company and discussed below.  The transaction was previously reported as the conversion of the outstanding balance of the promissory note, including accrued interest, of $106,071, at that carrying value, into 7,925,000 shares of the Company’s common stock, representing a conversion price of $0.013 per share.  The Company has concluded that the accounting for the transaction should have been recorded at the fair value of the common stock issued and the Company should have recognized the value of services that, at that time, the Company expected to receive from the holders of the promissory note.  The Company has not received the services that it expected to receive and on December 23, 2008, the Company filed suit in the Supreme Court of the State of New York, seeking return of the shares issued and other relief.  On February 11, 2009, the Company entered into a Settlement Agreement of that suit, as a result of which a total of 3,308,333 of the 7,925,000 shares originally issued will be returned to the Company or otherwise cancelled and the Company will make payments aggregating $63,230 to the defendants, as more fully discussed below.  Reflecting the terms of the Settlement Agreement, the Company has restated its financial statements to record the shares issued at their estimated fair value and to recognize a loss of $2,205,492 as of April 1, 2007, the date of the agreements under which the shares were issued, as discussed below.

On February 14, 2001, the Company (which was then known as ObjectSoft Corporation) executed the promissory note (the “Note”) in the amount of $100,000 to Jay N. Goldberg (the “Original Holder”). The Note, which was due on March 16, 2001 (the “Maturity Date”), accrued interest at 12% per annum and, in the event of default, accrued interest at 20% per annum. The principal plus all accrued and unpaid interest was payable in cash on the Maturity Date or, at the option of the holder, was convertible into equity securities of the Company to be issued to certain institutional investors in a proposed private placement expected to be completed at or prior to the Maturity Date.

On May 30, 2001, the Company and the Original Holder executed an Allonge and Amendment to Promissory Note, amending the Maturity Date to December 31, 2001.  The Original Holder also waived any Events of Default that may have occurred and agreed to cooperate with the Company in a potential restructuring of the Company or other transaction pursuant to which the terms of the Note may be restructured.  This restructuring was unsuccessful.  In July 2001, ObjectSoft filed a Bankruptcy Petition in the Bankruptcy Court for the District of New Jersey and, in November of 2004, emerged from the Bankruptcy filing with no assets and a single liability for the principal amount of the Note of $100,000.  None of our present officers, directors or employees were associated with us at the time of, or involved in any way in, the bankruptcy proceeding.

On November 16, 2004, the Original Holder executed an “Assignment and Endorsement of Note” and assigned all of the Original Holder’s right, title and interest in and to the Note, to Securities Acquisition New York, LLC (“SANY”).   Prior to June 2006, with the agreement of the then management of the Company, SANY converted $32,300 of the principal amount of the Note into 807,500 shares of common stock of the Company (as adjusted for subsequent stock splits), at an effective conversion price of $0.04 per share.  On October 26, 2006, SANY executed an “Agreement of Assignment of Note” and assigned all of their right, title and interest in and to the Note to West Greenwood Foundation (“WGF”).   On the date of assignment, the principal balance was $67,700 and the amount of accrued interest was $28,170.

As described in Note 8a, the Company previously entered into consulting agreements with Saddle River Associates (“SRA”) for general business consulting and financial advisory services.  SRA introduced the Company to Xacord Corporation (as ObjectSoft was then known), which entity had originally issued the Note and with whom we completed the reverse triangular merger on February 20, 2007 (see Note 1a).  In addition, SRA advised the Company of the opportunity to invest in the Exploration and Development Agreement with Bellhaven Copper & Gold, Inc., which Agreement is described in Note 4.

Following our reverse triangular merger on February 20, 2007 (see Note 1a), on April 1, 2007, WGF and various entities and individuals (“designees”), which designees simultaneously purchased various interests in the Note from WGF, requested to convert the outstanding balance of the Note of $106,071 ($67,700 of principle and $38,371 of accrued interest) into 7,925,000 shares of our common stock, representing a conversion rate of approximately $0.013 per share.  The Company was advised by SRA that these designees would be able to provide the Company with expertise and assistance to further the development of the Company’s Panamanian Exploration and Development Agreement with Bellhaven.  Consequently, the Company agreed to the conversion and the Note was cancelled.

Over time, the Company has become aware that the designees did not possess the expertise necessary to provide the services that the Company expected that it would receive to assist it with its Panamanian operations.   On December 23, 2008, the Company filed suit in the Supreme Court of the State of New York, against SRA, WGF and the designees, seeking return of the shares issued for conversion of the Note and other relief.  The written agreements related to conversion of the Note did not refer to the provision of any services by the holders of the Note and the defendants asserted that no such agreement related to future services existed.  Notwithstanding that assertion, the defendants agreed to return a portion of the shares issued and on February 11, 2009, the Company entered into a Settlement Agreement with the defendants.  The Company concluded that it was in its best interests to accept the terms of the Settlement Agreement, rather than continue to litigate the matter.  As a result of the Settlement Agreement, of the 7,925,000 shares originally issued, 1,000,000 shares will be cancelled and a further 2,308,333 shares (one-third of the remaining shares issued of 6,925,000) will be returned to the Company.  The Company will make payments aggregating $63,230 to the defendants, representing (1) payment of principal and interest on the Note from April 2007 to the date of the Settlement Agreement for that portion of the Note for which shares are being returned and (2) outstanding consulting fees due to SRA of $25,000.

The Company originally accounted for the conversion of the Note based on the written terms of the agreements with WGF and the designees and recorded the common shares issued at the carrying amount of the note.  However, to reflect the company’s expectation that it would also receive future services in addition to the conversion of the Note, the 7,925,000 shares issued should have been recorded at their fair value.  On April 1, 2007, the closing price of the Company’s common stock was $2.50 per share.  Although the Company’s common stock is publically traded, the trading volume is small; during the two year period ended December 31, 2007, the total trading volume of our common stock was less than 250,000 shares.  In various private placements of the Company’s common stock that occurred between April 2006 and October 2007, the Company sold an aggregate of 12,819,000 shares of its common stock for cash, each placement at a price of $0.50 per share.  Because the 7,925,000 shares issued represents a number of shares substantially in excess of the Company’s historical trading volume, the Company believes that the price of $0.50 per share at which it has effected private placements is a more reasonable estimate of fair value for the 7,925,000 shares issued than the quoted market price. Accordingly, the Company has restated its financial statements for the period ended June 30, 2007 and all subsequent periods to reflect the April 2007 issuance of the 7,925,000 shares at a fair value of $0.50 per share or an aggregate of $3,962,500.

As discussed above, the written terms of the Note provide for conversion only if a private placement was completed at or prior to maturity of the Note on December 31, 2001.  The Note bears interest at 12% and accordingly the carrying value of the Note together with accrued interest at the date of conversion is considered to be a reasonable approximation of the fair value of the Note as of that date.  In relation to the services that the Company expected to receive from the designees, EITF Issue 96-18 provides that the fair value of shares issued to non-employees for services to be performed should be determined as of the earlier of the date at which a commitment for performance by the counterparty to earn the shares is reached or the date at which their performance is complete.  EITF Issue 00-18 further provides that where there are no specific performance criteria required by the recipient in order to retain the shares issued, a measurement date has been reached and the shares should be valued as of the date of the agreement.  The Company expected that the designees would provide their services over the multi-year life of the Company’s Panamanian operations but no specific performance criteria were established.  Accordingly, the Company has valued the services it expected to receive based on the fair value of the common shares at the time they were issued, which as discussed above has been estimated at $0.50 per share.  The difference of $3,856,429 between the fair value of the shares issued of $3,962,500 and the carrying value of the Note at the date of conversion of $106,071, which carrying value is considered to be a reasonable approximation of its fair value at that date, has been allocated as the value of the services the Company expected to receive.

The Company has not received the services that it expected to receive when the shares were issued and as a result of the Settlement Agreement, the Company has recorded a loss of $2,205,492 as of April 1, 2007, reflecting the fair value of the shares that will not be returned to the Company or cancelled as a result of the Settlement Agreement, together with the amounts to be paid by the Company under the Settlement Agreement, offset by $60,000 previously recorded by the Company for amounts outstanding under the Company’s previous consulting agreements with SRA.  At June 30, 2007, the value of the shares issued on April 1, 2007 but subsequently cancelled or returned to the Company as a result of the Settlement Agreement have been recorded as contra-equity.  The affect of restatement of the Company’s financial statements as of  September 30, 2007 as described above was as follows:

	Nine Months Ended September 30, 2007		From inception (March 1, 2006) to September 30, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated

Loss from expected services not received	-	$2,205,492	-	$2,205,492

Loss from operations	$(3,772,811)	$(5,978,303)	$(5,903,067)	$(8,108,559)

Loss before provision for income taxes	(3,830,898)	(6,036,390)	(5,954,570)	(8,160,062)

Net loss	$(3,830,898)	$(6,036,390)	$(5,954,570)	$(8,160,062)

Comprehensive loss	$(3,822,798	$(6,028,290)	$(5,949,121)	$(8,154,613)

Net loss per share	$(0.11)	$(0.18)

	September 30, 2007

Shareholders’ Equity	$3,809,037	$3,805,807

4.	Note receivable

On August 9, 2007, the Company entered into a loan agreement with Silver Global S.A., a corporation organized and operating under the laws of the Republic of Panama (the “debtor”) for the amount of $80,000, payable on demand. The debtor pays the Company interest on the principal at 5% per annum.

5.	Equipment

Equipment consists of the following:

September 30, 2007
(Unaudited)
Exploration equipment	$16,411
Office equipment	5,445
Vehicles	27,194

Total	49,050
Less: accumulated depreciation	7,583

Equipment, net	$41,467

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

6.	Long term investment

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

7.	Convertible Note Payable

a.	In February 2001, the Company executed a Promissory Note (“Note”) in the amount of $100,000 to Jay N. Goldberg (“Holder”).

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

See Note 3 for further discussion of this Note.

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

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

8.	Related Party Transactions

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

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

9.	Shareholders’ equity

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

(1)
Upon the formation of the Subsidiary, the founding shareholders received 6,460,000 shares of common stock for $6,460. As of September 30, 2007, the Company received $4,900 as payment for the shares. Therefore, the Company recorded subscription receivable for the amount of $1,560 at September 30, 2007 for the remaining balance.

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

d.
On March 1, 2007, the Company issued 1,000,000 shares of its common stock to Silver Global, SA, a Panamanian corporation (“Silver”) pursuant to an agreement between the parties. The agreement provides that Silver will perform consulting services for the Company related to the identification, location, definition of mineral business opportunities in Panama and introductions to persons or entities holding potential acquisition properties involving Panama Mineral Concessions and related services. The Company recorded $500,000 in consulting fees in the accompanying statement of operations.

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

f.
On April 1, 2007, the Company issued 7,925,000 shares of Common Stock to West Greenwood Foundation (“WGF”) and various entities and individuals (“designees”), pursuant to the conversion of the Convertible Promissory Note executed by the Company in February 2001 (“Note”).  See Note 3 for further discussion of this stock issuance.

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

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

i.	On June 26, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 7c).

j.	On July 2, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 7d).

k.	On July 15, 2007, the Company issued 100,000 shares of common stock to Euro Centro Consulting Corp, a shareholder, as a form of payment for additional fees for consulting service.

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

On June 25, 2007, the Company granted a 300,000 warrants to purchase 300,000 shares of the Company’s common stock, as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 7b). The warrant has an exercise price of $1.00 per share for a two-year term. The warrant was canceled on September 19, 2007 and a new grant was issued in the form of a warrant to purchase 300,000 shares of common stock at an exercise price of $0.65, was issued to the note holder. The fair values of the warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

The Company had 1,000,000 warrants exercisable at $1.00 and 5,460,000 warrants exercisable at $0.65 outstanding as of September 30, 2007 and the following is a summary of the warrant activities:

			Weighted-
	Number of	Number of	Average	Average
	Warrants	Warrants	Exercise	Remaining
	Outstanding	Exercisable	Price	Contratual Life

Balance at inception, March 1, 2006	—	—	$—	—
Granted	5,970,000	5,970,000	$0.16	3 years
Forfeited	—	—	$—	—
Exercised	(20,000)	(20,000)	$0.10

Balance at December 31, 2006	5,950,000	5,950,000	$0.10	2.75 years
Granted, June 25, 2007	300,000	300,000	$1.00	2 years
Granted, August through September, 2007	5,160,000	5,160,000	$0.50	2 years
Forfeited	(5,500,000)	(5,500,000)	$—	—
Exercised	(450,000)	(450,000)	$0.10

Balance at September 30, 2007	5,460,000	5,460,000	$1.00	1.99 years

10.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2007 are as follows:

EMPIRE MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS XACORD CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Total net operating loss as of December 31, 2006	$2,123,672
Effective income tax rate	40%

Total deferred tax assets	849,469
Less: valuation allowance	(849,469)

Total deferred tax assets as of December 31, 2006	$—

Net loss for the nine months ended September 30, 2007, restated	$6,036,390
Effective income tax rate	40%

Total deferred tax assets	2,414,556
Less: valuation allowance	(2,414,556)

Total deferred tax assets as of September 30, 2007	$—

The Company’s deferred tax asset as September 30, 2007 of $2,414,556 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings..

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended September 30, 2007 is as follows:

Federal income tax rate	34%
State tax, net of federal benefit	6%
Increase in valuation allowance	(40	) %

Effective income tax rate	—%

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2020 through 2027.

11	Commitments — The Company and its Subsidiary entered into various agreements during the period beginning March 2006 (Subsidiary’s inception date) and ending September 30, 2007. These include:

a.	Empire (Tianjin) Resources Co., Ltd. — The Company is to pay $500,000 on December 5, 2007 to Tianjin pursuant to the cooperative joint venture agreement. (See Note 6)

b.
Employment Agreements — On April 12, 2006, the Company entered into employment agreements with its Chief Executive Officer and its Vice President of Exploration. The agreements have a term of 2 years and are automatically renewed for 2 year terms unless the Company or the employee gives 90 days prior written notice to terminate the agreement.

c.
Office Lease — The Company is subject to a two year lease agreement dated March 1, 2006 for office space requiring monthly payments of $800. The agreement expires February 2008 and has options for renewal, although the terms of the renewal are subject to negotiations by both parties. Rent expense for the year total $12,485. In March 2007, the Company leased additional space at the same location of its initial office lease. The additional space is leased on a month to month basis at a rate of $495 per month.

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

Commitments are summarized as below:

Period ending September 30,
2008	$3,200,000
2009	7,555,000
2010	6,500,000
2011 and thereafter	—

12.	Subsequent Events

a.	The Company received $25,000 for the sale of 50,000 shares of common stock at $0.50 per share, subsequent to September 30, 2007.

b.
The company received $50,000 for the sale of 100,000 Special Warrants at $0.50 per share, subsequent to September 30, 2007. The terms of the Special Warrants are identical to the Special Warrants sold and disclosed in Note 9g.

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