Form 10-K/A
period 2007-12-31
DOMINION MINERALS CORP
filed 2009-05-18
CIK 1402747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-KSB
ON
FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

AMENDMENT TO FORM 10-KSB

This Amendment No. 1 to Form 10-KSB on Form 10-K (this "Amendment") amends our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on April 16, 2008.

As described in Note 3 to the Company’s financial statements included herein, the Company has restated its financial statements as of and for the year ended December 31, 2007, to revise the accounting for common stock issued in connection with the conversion on April 1, 2007 of a promissory note previously issued by the Company and services that the Company expected to receive from the holders of the promissory note.  As described in Note 3, the Company filed suit on December 23, 2008 in an effort to recover the shares of common stock issued and reached a settlement agreement on February 11, 2009, under which a portion of the shares issued were cancelled or returned to the Company.  The Company has re-stated its accounting for the issuance of the shares and has recorded a non-cash charge to income of $2,205,492 in the year ended December 31, 2007 related to the shares that will not be returned to the Company and for which the Company will not receive the services it expected.

The restatement of the Company’s financial statements, as described in Note 3, reduced the Company’s net income for the year ended December 31, 2007 by $2,205,492.  The restatement reduced the total amount of Shareholders’ Equity by $3,230 and increased Current Liabilities by $3,230, as of that date.  Except for these effects and the inclusion of Note 3 and related revisions to Note 1, paragraph (h), Note 6, paragraph (a), Note 8, paragraph (e) and Note 9, this Amendment No. 1 and the Company’s financial statements included herein are unchanged from the Report previously filed.

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

Dongxing Venture

In 2006, the Nevada Subsidiary entered into a joint venture arrangement with Zhaoyuan Dongxing Gold Minerals Co., Ltd., a Chinese legal entity formed under the laws of the People's Republic of China ("Dongxing"). The control person of Dongxing was at the formation of the joint venture and now is Quizhi Liu, its Chairman and President, who was and is not affiliated with the Company or the Nevada Subsidiary.  Under this arrangement, and after receiving the necessary business license in December of 2006, Dongxing and the Nevada Subsidiary formed a Chinese entity for the venture under the China Company Law. The entity is named Zhaoyuan Empire Gold Co., Ltd. ("Zhaoyuan Co.").  As set out below, the results of the exploration work on the properties of Zhaoyuan Co. were less than anticipated and these properties are not presently considered material by the Nevada Subsidiary.  Unless Zhaoyuan Co. acquires other mineral prospects or additional geological work or its present properties produce beneficial results, we do not plan to invest any material amount of additional funds in this venture.  Under the present circumstances, it is unlikely we can salvage or recoup any material amount of this investment.  The material terms of the arrangements of this joint venture and the material related events to date of this Amendment No. 1 to Annual Report on Form 10-KSB are:

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

Tianjin Empire Venture

On November 21, 2006, the Nevada Subsidiary entered into a Joint Venture Contract with the Tianjin Institute of Geology, and Mineral Resources, a Chinese legal entity ("Institute") for the formation and operation of a mining joint venture in the form of a Chinese limited liability company to be named Empire (Tianjin) Resources Co., Ltd. ("Tianjin Empire"). Tianjin Empire is to be formed to conduct mineral exploration, development, and, if warranted, mining operations in the Inner Mongolia Autonomous Region of Tianjin Province in the People's Republic of China ("Cooperation Area").  As set out below, the Institute has not yet transferred to Tianjin Empire the mineral properties the Institute is to contribute to the capital of Tianjin Empire. Until mineral properties with a valuation satisfactory to us are contributed to Tianjin Empire by the Institute, the properties proposed for transfer are not considered to be material properties by us.  The material terms of this contract and the related material events to the date of this Amendment No. 1 to Annual Report on Form 10-KSB are:

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

Optionee	Number of Shares	Valuation (1)

Pinchas Althaus	1,900,000	$522,825

Diego Roca	1,500,000	$412,757

Craig Alford	1,200,000	$330,205

Bruce Minsky	400,000	$110,069

Alan Mulaire	400,000	$110,069

(1)	Valuation under the Black-Scholes method.

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

Item 5.   Security Ownership of Management and Certain Securityholders.
(Item 10 of Model B of Form 1A)

The following table sets forth information as to the ownership of outstanding capital stock of the Company by its officers and directors and any shareholder owning more than 10% of any class of the Company's capital stock as of April 1, 2008:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Common Stock	Pinchas Althaus 75 Rockefeller Center, Suite 1817 New York, NY 10019	4,500,000	(1)	10.71%

Common Stock	Diego Roca 75 Rockefeller Center, Suite 1817 New York, NY 10019	300,000	(1)	0.71%

Common Stock	Craig Alford 69 Regent Street Thunder Bay, Ontario Canada P7A 567	1,900,000	(1)	4.61%

Common Stock	Bruce Minsky 112 Brick Church Road New Hempstead, NY 10907	200,000	(1)	0.48%

Common Stock	Grant Ewing 700 Kerr Street Oakville, Ontario Canada L6K 3W5	-0-	(1)	-

Common Stock	All Officers and Directors of the Company as a Group	6,900,000		16.7%

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

The following table sets forth the high and low bid of the common stock in the Pink Sheets for the periods indicated. The bid price represents prices between dealers, which do not indicate retail markups, markdown or commissions and the bid prices may not represent actual transactions:

Quarter Period	High	Low

October – December 2005	$96.00	$40.00
January - March 3006	60.00	42.00
April - June 2006	58.00	7.20
July - September 2006	8.00	1.00
October – December 2006	380	1.10
January - March 2007	4.00	1.21
April - June 2007	2.50	1.50
July – September 2007	2.25	1.50
October – December 2007	2.00	1.40

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

Item 2.   Description of Exhibits.

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation with Amendments through May 31, 2007 (1)

3.1a	Certificate of Ownership, Merger and Name Change (4)

3.2	Company’s Bylaws (1)

10.1	Merger Agreement by and among Empire Minerals Corp., a Delaware corporation, Xacord Acquisitions Sub Corp., a Nevada corporation and Empire Gold Corp., a Nevada corporation dated February 20, 2007 (1)

10.2
Joint Venture Contract by and between Diying (Tianjin) Mining Science and Technology Development Co., Ltd., organized under the laws of the Peoples Republic of China and Empire Gold Corp., a Nevada corporation dated November 21, 2006. (1)

10.2a	Amendment to Joint Venture Contract for Tianjin dated July 3, 2007. (2)

10.2b	Second Amendment to Joint Venture Contract for Tianjin dated September 5, 2007. (3)

10.2c	Amendment dated November 5, 2007 to Joint Venture Contract for Tianjin. (3)

10.3	Cooperation Company Contract between Dongxing Gold Minerals Co., Ltd., organized under the laws of the People’s Republic of China and Empire Gold Corp., a Nevada corporation dated March 31, 2006. (1)

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

As discussed in Note 3, the accompanying consolidated financial statements have been restated. The restatement relates to the accounting for common stock issued in connection with the conversion on April 1, 2007 of a promissory note previously issued by the Company and services that the Company expected to receive from the holders of the promissory note.

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

/s/ MOORE STEPHENS WURTH FRAZER AND TORBET, LLP

Walnut, California
April 15, 2008 (except for Note 3, and related revisions to
Note 1h, Note 6a and Note 8e and Note 9, as to which the date is May 14, 2009)

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

DECEMBER 31,
2007
ASSETS	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$878,116
Prepaid expense	69,521
Total current assets	947,637

EQUIPMENT, net	40,717

OTHER ASSETS:
Notes issuance cost, net	303,615
Long term investment	2,720,279
Total other assets	3,023,894

Total assets	$4,012,248

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$529,534
Convertible note payable	300,000
Total current liabilities	829,534

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized;
100 shares issued and outstanding	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
42,605,696 issued and outstanding as of December 31, 2007	4,261
Escrowed common stock	(267)
Additional paid-in capital	14,926,809
Shares to be returned for services not received	(1,654,167)
Stock subscription receivable	(1,560)
Deficit accumulated during the exploration stage	(10,117,528)
Accumulated other comprehensive income	25,166
Total shareholders' equity	3,182,714

Total liabilities and shareholders' equity	$4,012,248

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For year	From inception	From inception
	ended	(March 1, 2006)	(March 1, 2006)
	December 31,	to December 31,	to December 31,
	2007	2006	2007
	(Restated)		(Restated)
REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

RESEARCH AND DEVELOPMENT COSTS	381,662	398,690	780,352
GENERAL AND ADMINISTRATIVE EXPENSES	5,316,567	1,731,566	7,048,133
LOSS FROM EXPECTED SERVICES NOT RECEIVED	2,205,492	-	2,205,492

LOSS FROM OPERATIONS	(7,903,721)	(2,130,256)	(10,033,977)

OTHER EXPENSE (INCOME)	(90,135)	6,584	(83,551)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,993,856)	(2,123,672)	(10,117,528)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(7,993,856)	(2,123,672)	(10,117,528)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	27,817	(2,651)	25,166

COMPREHENSIVE LOSS	$(7,966,039)	$(2,126,323)	$(10,092,362)

LOSS PER SHARE
Basic and diluted loss per share	$(0.22)	$(0.12)

Basic and diluted weighted average number of common shares	36,976,408	17,006,959

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES (FORMERLY XACORD CORP.)
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY

									SHARES TO		ACCUMULATED
							ADDITIONAL	STOCK	BE RETURNED		OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		PAID-IN	SUBSCRIPTION	FOR SERVICES	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	NOT RECEIVED	DEFICIT	GAIN (LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-		$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)				3,400
Shares issued March 29, 2006 for $80,500 in services
and $4,500 cash, at $0.01 per share			8,500,000	850			84,150					85,000
Stock sold through subscription agreements
April through December 2006
at $0.50 per share			5,505,000	551			2,751,949					2,752,500

Stock issued through the exercise of warrants			20,000	2			1,998					2,000
Stock warrants issued to employees							474					474
Stock warrants issued to consultants for advisory services							197,113					197,113
Foreign currency translation loss											(2,651)	(2,651)
Net loss										(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)		$(2,123,672)	$(2,651)	$914,164

Proceeds on subscription receivable								1,500				1,500
Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)					(135,207)
Repurchase preferred stock	(100)						(10,000)					(10,000)
Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955					45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)					-
$0.50 per share, for services and conversion of note			7,925,000	793			3,961,707		(1,654,167)			2,308,333
$0.50 per share, CEO for compensation			1,500,000	150			749,850					750,000
$0.50 per share, for cash			3,314,000	331			1,656,669					1,657,000
$0.50 per share, for consulting services			2,299,000	230			1,149,270					1,149,500
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533					666,666
$0.50 per share, for loan issuance cost			800,000	80			399,920					400,000
Warrants issued with convertible note							67,427					67,427
Special warrants issued
Issued for cah							2,230,000					2,230,000
Issued with convertible promissory note							500,000					500,000
Preferred stock issued for compensation expense	100	-					10,000					10,000
Stock compensation expense							594,370					594,370
Foreign currency translation gain											27,817	27,817
Net loss										(7,993,856)		(7,993,856)

Balance, December 31, 2007 (Restated)	100	$-	42,605,696	$4,261	(2,666,667)	$(267)	$14,926,809	$(1,560)	$(1,654,167)	$(10,117,528)	$25,166	$3,182,714

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year	From inception	From inception
	ended	(March 1, 2006)	(March 1, 2006)
	December 31,	to December 31,	to December 31,
	2007	2006	2007
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,993,856)	$(2,123,672)	$(10,117,528)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	9,347	-	9,347
Bad debt expense	80,000		80,000
Warrants issued for services	-	197,587	197,587
Amortization of debt discount	31,641	-	31,641
Amortization of loan issuance cost	206,172	-	206,172
Common stock issued for advisory services	1,829,979	76,500	1,906,479
Loss from write-off of services due from note holders	2,202,262		2,202,262
Empolyee stock option	594,370	-	594,370
Preferred stock issued for employee compensation	10,000	-	10,000
Loss on currency exchange	11,080	-	11,080
Change in operating liabilities:
Accrued liabilities	366,644	162,890	529,534
Net cash used in operating activities	(2,652,361)	(1,686,695)	(4,339,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(4,183)	(42,305)	(46,488)
Long term investment	(2,053,614)	-	(2,053,614)
Notes receivable	(80,000)	-	(80,000)
Net cash used in investing activites	(2,137,797)	(42,305)	(2,180,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,657,000	2,764,400	4,421,400
Proceeds from special warrants	2,218,920	2,000	2,220,920
Proceeds from exercise of warrants	45,000	-	45,000
Payment on note issuance cost	(74,000)	-	(74,000)
Payment on notes payables	(325,000)	-	(325,000)
Proceeds from notes payable	1,105,000	-	1,105,000
Proceeds from subscription receivable	1,500	-	1,500
Payment repurchase preferred stock	(10,000)	-	(10,000)
Net cash provided by financing activities	4,618,420	2,766,400	7,384,820

EFFECT OF EXCHANGE RATE CHANGES ON CASH	15,955	(3,501)	12,454

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(155,783)	1,033,899	878,116

CASH AND CASH EQUIVALENTS, beginning of the period	1,033,899	-	-

CASH AND CASH EQUIVALENTS, end of period	$878,116	$1,033,899	$878,116

SUPPLEMENTAL DISCLOSURES:
Interest paid	$66,024	$-	$66,024
Income taxes paid	$-	$-	$-
Net liabitlities assumed in reverse acquisition	$135,207	$-	$135,207
Conversion of notes and interest for common stock	$106,071	$-	$106,071
Issuance of founders stock for subscription receivable	$-	$14,960	$14,960
Shares issued for exploration and development of investment	$666,666	$-	$666,666
Common stock issued to prepay for consulting services	$69,521	$-	$69,521
Special warrants issued for repayment of convertible promissory note	$500,000	$-	$500,000
Warrants issued for discount on debt	31,641	-	31,641
Warrants issued for loan issuance costs	$35,786	$-	$35,786
Common stock issued for loan issuance cost	$400,000	$-	$400,000

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

The following is a reconciliation of the basic and diluted loss per share computations for the year ended December 31, 2007 and from inception (March 1, 2006) to December 31, 2006:

	For year ended December 31, 2007	From inception (March 1, 2006 to December 31, 2006)
Net loss	$7,993,856	$2,123,672
Shares of common stock and common
stock equivalents:
Weighted average shares used in basic computation	36,976,408	17,006,959
Diluted effect of stock options, warrants	-	-
Weighted average shares used in diluted computation	36,976,408	17,006,959

Losses per share:
Basic	$0.22	$0.12
Diluted	$0.22	$0.12

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

2.     Going Concern

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $10.1 million and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

3. Restatement – Conversion of Promissory Note, Issuance of Common Stock, Litigation      and Partial Recovery of Common Stock Shares issued

As discussed in the Company’s Report on Form 8-K filed on April 22, 2009, theCompany has concluded, based    on further review, that it should restate the accounting for the issuance of 7,925,000 shares of its common stock under agreements entered into on April 1, 2007 for the conversion of a promissory note, previously issued by the Company and discussed below.  The transaction was previously reported as the conversion of the outstanding balance of the promissory note, including accrued interest, of $106,071, at that carrying value, into 7,925,000 shares of the Company’s common stock, representing a conversion price of $0.013 per share.  The Company has concluded that the accounting for the transaction should have been recorded at the fair value of the common stock issued and the Company should have recognized the value of services that, at that time, the Company expected to receive from the holders of the promissory note.  The Company has not received the services that it expected to receive and on December 23, 2008, the Company filed suit in the Supreme Court of the State of New York, seeking return of the shares issued and other relief.  On February 11, 2009, the Company entered into a Settlement Agreement of that suit, as a result of which a total of 3,308,333 of the 7,925,000 shares originally issued will be returned to the Company or otherwise cancelled and the Company will make payments aggregating $63,230 to the defendants, as more fully discussed below.  Reflecting the terms of the Settlement Agreement, the Company has restated its financial statements to record the shares issued at their estimated fair value and to recognize a loss of $2,205,492 as of April 1, 2007, the date of the agreements under which the shares were issued, as discussed below.

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

As described in Note 7a, the Company previously entered into consulting agreements with Saddle River Associates (“SRA”) for general business consulting and financial advisory services.  SRA introduced the Company to Xacord Corporation (as ObjectSoft was then known), which entity had originally issued the Note and with whom we completed the reverse triangular merger on February 20, 2007 (see Note 1a).  In addition, SRA advised the Company of the opportunity to invest in the Exploration and Development Agreement with Bellhaven Copper & Gold, Inc., which Agreement is described in Note 5.

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

The Company has not received the services that it expected to receive when the shares were issued and as a result of the Settlement Agreement, the Company has recorded a loss of $2,205,492 as of April 1, 2007, reflecting the fair value of the shares that will not be returned to the Company or cancelled as a result of the Settlement Agreement, together with the amounts to be paid by the Company under the Settlement Agreement, offset by $60,000 previously recorded by the Company for amounts outstanding under the Company’s previous consulting agreements with SRA. At June 30, 2007, the value of the shares issued on April 1, 2007 but subsequently cancelled or returned to the Company as a result of the Settlement Agreement have been recorded as contra-equity. The affect of restatement of the Company’s financial statements as of December 31, 2007 as described above was as follows:

	For the year ended December 31, 2007		From inception (March 1, 2006) to December 31, 2007
	As Previously Reported	As Restated	As Previously Reported	As Restated

Loss from expected services not received	-	$2,205,492	-	$2,205,492

Loss from operations	$(5,698,229)	$(7,903,721)	$(7,828,485)	$(10,033,977)

Loss before provision for income taxes	(5,788,364)	(7,993,856)	(7,912,036)	(10,117,528)

Net loss	$(5,788,364)	$(7,993,856)	$(7,912,036)	$(10,117,528)

Comprehensive loss	$(5,760,547)	$(7,966,039)	$(7,886,870)	$(10,092,362)

Net loss per share	$(0.16)	$(0.22)

	December 31, 2007
	As Previously Reported	As Restated
Shareholders’ Equity	$3,185,944	$3,182,714

4.     Equipment

Equipment consists of the following at December 31, 2007:

Exploration equipment	$17,110
Office equipment	4,843
Vehicles	28,352
Total	50,305
Less: accumulated depreciation	9,588
Equipment, net	$40,717

Depreciation expense amounted to $9,347, $0 and $9,347 for the year ended December 31, 2007, the period from inception (March 1, 2006) through December 31, 2006 and the period from inception (March 1, 2006) through December 31, 2007, respectively.

5.     Long term investment

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

e.
On April 1, 2007, the Company issued 7,925,000 shares of Common Stock to West Greenwood Foundation (“WGF”) and various entities and individuals (“designees”), pursuant to the conversion of the Convertible Promissory Note executed by the Company in February 2001 (“Note”).  See Note 3 for further discussion on this Note.

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

The Company had 6,060,000 warrants outstanding as of December 31, 2007 and the following is a summary of the warrant activities:

				Average
	Number of	Number of	Weighted-	Remaining
	Warrants	Warrants	Average	Contractual
	Outstanding	Exercisable	Exercise	Life

Balance at inception, March 1, 2006	-	-	$-	-
Granted	5,970,000	5,970,000	$0.16	3 years
Forfeited	-	-	$-	-
Exercised	(20,000)	(20,000)	$0.10
Balance at December 31, 2006	5,950,000	5,950,000	$0.10	2.75 years
Granted, June 25, 2007	300,000	300,000	$1.00	2 years
Granted, August through September, 2007	5,460,000	-	$0.50	2 years
Granted, December, 2007	300,000	300,000	$0.65	2 years
Forfeited	(5,500,000)	(5,500,000)	$-	-
Exercised	(450,000)	(450,000)	$0.10
Balance at December 31, 2007	6,060,000	600,000	$0.58	1.63 years

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

9.      Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 are as follows:

Total net operating loss as of December 31, 2006	$2,123,672
Effective income tax rate	40%
Total deferred tax assets	849,469
Less: valuation allowance	(849,469)
Total deferred tax assets as of December 31, 2006	$-

Net loss for the year ended December 31, 2007	$7,993,856
Effective income tax rate	40%
Total deferred tax assets	3,197,542
Less: valuation allowance	(3,197,542)
Total deferred tax assets as of December 31, 2007	$-

The Company’s deferred tax asset as December 31, 2007 of $3,197,542 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings.

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

10.	Commitments – The Company and its Subsidiary entered into various agreements during the period beginning March 2006 (Subsidiary’s inception date) and ending December 31, 2007. These include:

a.	Empire (Tianjin) Resources Co., Ltd. – The Company is to pay $500,000 on or before May 31, 2008 to Tianjin pursuant to the cooperative joint venture agreement. (See Note 5)

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

Commitments are summarized as below:

Period ending December 31,
2008	$8,705,366
2009	7,166,666
2010 and thereafter	-

11	Subsequent Events

a.	On January 18, 2008, the Company issued a Convertible Promissory Note in exchange for cash in the amount of $350,000.

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

d.
The Company received $77,500 for the sale of 155,000 Special Warrants at $0.50 per share, subsequent to December 31, 2007. The terms of the Special Warrants are identical to the Special Warrants sold and disclosed in Note 8.

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

DOMINION MINERALS CORP.

Date: _____________, 2009	By:	/s/ Pinchas Althaus
Pinchas Althaus
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: ___________, 2009	By:	/s/ Pinchas Althaus
Pinchas Althaus
Chief Executive Officer and Director

Date: ___________, 2009	By:	/s/ Chaim Lebovits
Chaim Lebovits
President and Director

Date: ___________, 2009	By:	/s/ Diego Roca
Diego Roca
Executive Vice-President, Chief Financial
Officer, Treasurer and Director

Date: ___________, 2009	By:	/s/ Grant Ewing
Grant Ewing
Director