Form 10-Q/A
period 2008-03-31
DOMINION MINERALS CORP
filed 2009-05-18
CIK 1402747

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

AMENDMENT TO FORM 10-Q

This Amendment No. 1 to Form 10-Q (this "Amendment") amends our quarterly report on Form 10-Q for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on May 21, 2008.

As described in Note 3 to the Company’s financial statements included herein, the Company has restated its financial statements as of and for the quarter ended March 31, 2008, to revise the accounting for common stock issued in connection with the conversion on April 1, 2007 of a promissory note previously issued by the Company and services that the Company expected to receive from the holders of the promissory note.  As described in Note 3, the Company filed suit on December 23, 2008 in an effort to recover the shares of common stock issued and reached a settlement agreement on February 11, 2009, under which a portion of the shares issued were cancelled or returned to the Company.  The Company has re-stated its accounting for the issuance of the shares and has recorded a non-cash charge to income of $2,205,492 in the year ended December 31, 2007 related to the shares that will not be returned to the Company and for which the Company will not receive the services it expected.

The restatement of the Company’s financial statements, as described in Note 3, had no effect on the Company’s net income for the quarter ended March 31, 2008 and the quarter ended March 31, 2007.  The restatement reduced the total amount of Shareholders’ Equity by $3,230 and increased Current Liabilities by $3,230, as of March 31, 2008.  Except for these effects, the inclusion of Note 3, the related revisions to Note 6, paragraph (a) and Note 8, paragraph (e), Note 9 and the revisions in Part I, Item 2, Management discussion and analysis, this Amendment No. 1 and the Company’s financial statements included herein are unchanged from the Report previously filed.

This Amendment contains the complete text of the original report with the corrected information appearing in the financial statements and in Part I, Item 2, Management discussion and analysis.

PART I

Item 1.  Financial Statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008

ASSETS
MARCH 31,
2008
(UNAUDITED)
CURRENT ASSETS:	(Restated)
Cash and cash equivalents	$1,395,767
Prepaid expense	44,521
Total current assets	1,440,288

EQUIPMENT, net	42,863

OTHER ASSETS:
Notes issuance cost, net	81,768
Other assets	12,000
Long term investment	4,440,722
Total other assets	4,534,490

Total assets	$6,017,641

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$576,503
Short-term Loan	1,681,496
Convertible note payable	550,000
Liquidated damage payable	111,825
Total current liabilities	2,919,824

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized;
100 shares issued and outstanding as of March 31, 2008	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
42,605,696 issued and outstanding as of March 31, 2008	4,261
Escrowed common stock	(134)
Additional paid-in capital	16,602,207
Stock subscription receivable	(1,560)
Shares to be returned for services not received	(1,654,167)
Deficit accumulated during the exploration stage	(11,899,133)
Accumulated other comprehensive income	46,343
Total shareholders' equity	3,097,817

Total liabilities and shareholders' equity	$6,017,641

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)

	For the three		From inception
	months ended		(March 1, 2006)
	March 31,		to March 31,
	2008	2007	2008
			(Restated)
REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

RESEARCH AND DEVELOPMENT COSTS	46,589	198,959	826,941
GENERAL AND ADMINISTRATIVE EXPENSES	1,585,661	2,195,290	8,633,794
LOSS FROM EXPECTED SERVICES NOT RECEIVED	-	-	2,205,492
LIQUIDATED DAMAGE EXPENSE	111,825	-	111,825

LOSS FROM OPERATIONS	(1,744,075)	(2,394,249)	(11,778,052)

OTHER (EXPENSE) INCOME	(37,530)	2,359	(121,081)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,781,605)	(2,391,890)	(11,899,133)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(1,781,605)	(2,391,890)	(11,899,133)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	21,177	4,075	46,343

COMPREHENSIVE LOSS	$(1,760,428)	$(2,387,815)	$(11,852,790)

LOSS PER SHARE
Basic and diluted loss per share	$(0.04)	$(0.09)

Basic and diluted weighted average number of common shares	42,605,696	25,371,240

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY

	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		ADDI-TIONAL PAID-IN	STOCK SUBSCRIP-TION	SHARES TO BE RETURNED FOR SERVICES NOT	ACCUMU-LATED	ACCUMU-LATED OTHER COMPRE-HENSIVE GAIN	TOTAL SHARE-HOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	RECEIVED	DEFICIT	(LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-	$	$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)				3,400
Shares issued March 29, 2006 for $76,500 in services and $8,500 cash, at $0.01 per share			8,500,000	850			84,150					85,000
Stock sold through subscription agreements April through December 2006 at $0.50 per share			5,505,000	551			2,751,949					2,752,500
Stock issued through the exercise of warrants			20,000	2			1,998					2,000
Stock warrants issued to employees							474					474
Stock warrants issued to consultants for advisory services							197,113					197,113
Foreign currency translation loss											(2,651)	(2,651)
Net loss										(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)	$-	$(2,123,672)	$(2,651)	$914,164

Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955					45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)					-
$0.50 per share, CEO for compensation			1,500,000	150			749,850					750,000
$0.50 per share, for cash			1,994,000	199			996,801	(210,000)				787,000
$0.50 per share, for consulting services			1,475,000	148			737,352					737,500
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533					666,666
Proceeds on subscription receivable								200				200
Foreign currency translation gain											4,075	4,075
Net loss										(2,391,890)		(2,391,890)

Balance, March 31, 2007, unaudited	-	-	31,504,000	3,151	(2,666,667)	(267)	6,236,829	(212,860)	-	(4,515,562)	1,424	1,512,715

Proceeds on subscription receivable								1,300				1,300
Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)					(135,207)
Repurchase preferred stock	(100)						(10,000)					(10,000)
Stock issued
$0.50 per share, for services and conversion of note			7,925,000	793			3,961,707		(1,654,167)			2,308,333
$0.50 per share, for cash			1,320,000	132			659,868	210,000				870,000
$0.50 per share, for consulting services			824,000	82			411,918					412,000
$0.50 per share, for loan issuance cost			800,000	80			399,920					400,000
Warrants issued with convertible note							67,427					67,427
Special warrants issued
Issued for cash							2,230,000					2,230,000
Issued with convertible promissory note							500,000					500,000
Preferred stock issued for compensation expense	100	-					10,000					10,000
Stock compensation expense							594,370					594,370
Foreign currency translation gain											23,742	23,742
Net loss										(5,601,966)		(5,601,966)

Balance, December 31, 2007, restated	100	$-	42,605,696	$4,261	(2,666,667)	$(267)	$14,926,809	$(1,560)	$(1,654,167)	$(10,117,528)	$25,166	$3,182,714

Release of escrow shares					1,333,334	133	666,534					666,667
Special warrants issued for cash							77,500					77,500
Stock compensaction expense							931,364					931,364
Foreign currency translation gain											21,177	21,177
Net loss										(1,781,605)		(1,781,605)

Balance, March 31, 2008, unaudited (Restated)	100	$-	42,605,696	$4,261	(1,333,333)	$(134)	$16,602,207	$(1,560)	$(1,654,167)	$(11,899,133)	$46,343	$3,097,817

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three		From inception
	months ended		(March 1, 2006)
	March 31,		to March 31,
	2008	2007	2008
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,781,605)	$(2,391,890)	$(11,899,133)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,669	-	12,016
Bad debt expense	-	-	80,000
Warrants issued for services	-	-	197,587
Amortization of debt discount	-	-	31,641
Amortization of loan issuance cost	221,847	-	428,019
Common stock issued for advisory services	-	1,487,500	1,906,479
Loss from write-off of services due from note holders			2,202,262
Stock option expense	931,364	-	1,525,734
Preferred stock issued for employee compensation	-	-	10,000
Loss on currency exchange	1,048	-	12,128
Liquidated damage expense	111,825	-	111,825
Change in operating liabilities:
Prepaid expense	25,000	-	25,000
Other assets	(12,000)	-	(12,000)
Accrued liabilities	46,969	11,355	576,503
Net cash used in operating activities	(452,883)	(893,035)	(4,791,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(3,271)	(2,098)	(49,759)
Long term investment	(1,053,774)	(500,000)	(3,107,388)
Notes receivable	-	-	(80,000)
Net cash used in investing activites	(1,057,045)	(502,098)	(3,237,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	787,000	4,421,400
Proceeds from special warrants	77,500	45,000	2,298,420
Proceeds from exercise of warrants	-	-	45,000
Payment on note issuance cost	-	-	(74,000)
Payment on notes payables	(100,000)	(25,000)	(425,000)
Proceeds from short term loan	1,681,416	-	1,681,416
Proceeds from notes payable	350,000	5,000	1,455,000
Proceeds from subscription receivable	-	200	1,500
Payment repurchase preferred stock	-	-	(10,000)
Net cash provided by financing activities	2,008,916	812,200	9,393,736

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,663	(25)	31,117

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	517,651	(582,958)	1,395,767

CASH AND CASH EQUIVALENTS, beginning of the period	878,116	1,047,877	-

CASH AND CASH EQUIVALENTS, end of period	$1,395,767	$464,919	$1,395,767

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$66,024
Income taxes paid	$-	$-	$-
Net liabitlities assumed in reverse acquisition	$-	$-	$135,207
Conversion of notes and interest for common stock	$-	$-	$106,071
Issuance of founders stock for subscription receivable	$-	$-	$14,960
Shares issued for exploration and development of investment	$666,666	$-	$1,333,332
Common stock issued to prepay for consulting services	$-	$-	$69,521
Special warrants issued for repayment of convertible promissory note	$-	$-	$500,000
Warrants issued for discount on debt	$-	$-	$31,641
Warrants issued for loan issuance costs	$-	$-	$35,786
Common stock issued for loan issuance cost	$-	$-	$400,000

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
Fair value of financial instruments – On January 1, 2008, the Company adopted SFAS No. 157.  SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $11.0 million as of March 31, 2008 and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

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

The Company has not received the services that it expected to receive when the shares were issued and as a result of the Settlement Agreement, the Company has recorded a loss of $2,205,492 as of April 1, 2007, reflecting the fair value of the shares that will not be returned to the Company or cancelled as a result of the Settlement Agreement, together with the amounts to be paid by the Company under the Settlement Agreement, offset by $60,000 previously recorded by the Company for amounts outstanding under the Company’s previous consulting agreements with SRA.  At December 31, 2007, the value of the shares issued on April 1, 2007 but subsequently cancelled or returned to the Company as a result of the Settlement Agreement have been recorded as contra-equity.  The affect of restatement of the Company’s financial statements as of  March 31, 2008 as described above was as follows:

	From inception (March 1, 2006) to March 31, 2008
	As Previously Reported	As Restated

Loss from expected services not received	-	$2,205,492

Loss from operations	$(9,572,560)	$(11,778,052)

Loss before provision for income taxes	(9,693,641)	(11,899,133)

Net loss	$(9,693,641)	$(11,899,133)

Comprehensive loss	$(9,644,733)	$(11,852,790)

	March 31, 2008

Shareholders’ Equity	$3,101,047	$3,097,817

4.	Equipment

Equipment consists of the following at March 31, 2008:

Exploration equipment	$21,163
Office equipment	4,891
Vehicles	29,531
Total	55,585
Less: accumulated depreciation	12,722
Equipment, net	$42,863

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

On December 15, 2007, the Company granted warrants to purchase 300,000 shares of the Company’s common stock, as a form of payment for additional fees directly related to Amendment 2 to Convertible Promissory Note (see Note 6b). The warrant has an exercise price of $0.65 per share for a two-year term.

The Company had 6,215,000 warrants outstanding as of March 31, 2008 and the following is a summary of the warrant activities:

			Weighted	Average
	Number of	Number of	Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance at December 31, 2006	5,950,000	5,950,000	$0.10	2.75 years
Granted
Forfeited
Exercised
Balance at March 31, 2007	5,950,000	5,950,000	$0.10	2.50 years
Granted, June 25, 2007	300,000	300,000	$1.00	2 years
Granted, August through
September, 2007	5,460,000	-	$0.50	2 years
Granted, December, 2007	300,000	300,000	$0.65	2 years
Forfeited	(5,500,000)	(5,500,000)	$-	-
Exercised	(450,000)	(450,000)	$0.10	-
Balance at December 31, 2007	6,060,000	600,000	$0.58	1.63 years
Granted	155,000	-	-	2.00 years
Forfeited	-	-	-
Exercised	-	-	-
Balance at March 31, 2008	6,215,000	600,000	$0.58	1.39 years

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

9.             Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at March 31, 2008 are as follows:

Net operating loss for the three months ended March 31, 2008	$1,781,605
Effective income tax rate	40%
Total deferred tax assets	712,642
Less: valuation allowance	(712,642)
Total deferred tax assets as of March 31, 2008	$-

Net operating loss for the three ended March 31, 2007	$2,391,890
Effective income tax rate	40%
Total deferred tax assets	956,756
Less: valuation allowance	(956,756)
Total deferred tax assets as of March 31, 2007	$-
Net operating loss from inception (March 1, 2006) to March 31, 2008	11,899,133
Effective income tax rate	40%
Total deferred tax assets	4,759,653
Less: valuation allowance	(4,759,653)
Total deferred tax assets as of March 31, 2008	$-

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

11.           Subsequent Events

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

Going Concern

The report of our independent auditors in our December 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of approximately $11,900,000 at March 31, 2008 and having insufficient sources of cash to execute our business plan. Our ability to continue as a going concern will be determined by our ability to raise adequate funds.  In response to these conditions, we are continuing to seek both debt and equity financing from various sources, although there are no guarantees that we will be successful in our endeavors.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Expenses for the Three Month Period ending March 31, 2008 vs March 31, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the three months ended		For the three months ended
	March 31, 2008		March 31, 2007
REVENUE	-	Nil	-	Nil
EXPENSES

Research & development	$46,589	2.65%	$198,959	8.33%

Consulting fees	169,388	9.64%	1,906,143	79.83%
Professional fees	73,983	4.21%	86,810	3.64%
Other employee compensation	931,364	52.98%	-	Nil
Loan costs	221,847	12.62%	-	Nil
General & administrative	186,410	10.61%	202,337	8.47%
Liquidated damage expense	111,825	6.36%	-	Nil
Depreciation	2,669	0.15%	-	Nil

TOTAL EXPENSES	$1,744,075	99.22%	$2,394,249	100.27%

Other expense (income)	37,530	2.13%	(2,359)	-0.10%
Other comprehensive income	(23,742)	-1.35%	(4,075)	-0.17%
LOSS BEFORE INCOME TAXES	1,757,863	100.00%	2,387,815	100.00%
Income tax benefit (expense)	-	Nil
COMPREHENSIVE LOSS	$1,757,863	100.00%	$2,387,815	100.00%

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

Liquidity and Capital Resources

Cash and Working Capital
We had a decrease in working capital of $1,597,639 and $823,050 for the three months ended March 31, 2008 and March 31, 2007, respectively.  This was due to an increase in current assets of $492,651 for the three months ended March 31, 2008, a decrease in current assets of $568,980 for the three months ended March 31, 2007 and an increase in current liabilities of $2,090,290 and $254,070 for the three months ended March 31, 2008 and March 31, 2007, respectively.  We had an accumulated deficit of $10,117,528 from the date we exited bankruptcy proceedings in October 2004 to December 31, 2007, and an accumulated deficit of $11,899,133 at March 31, 2008. We have no contingencies or long-term obligations except for our work commitments under our Exploration and Development Agreement with Bellhaven Copper and Gold, Inc and Cuprum Resources Corp.

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