Form 10-Q/A
period 2008-06-30
DOMINION MINERALS CORP
filed 2009-05-18
CIK 1402747

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

AMENDMENT TO FORM 10-Q

This Amendment No. 1 to Form 10-Q (this "Amendment") amends our quarterly report on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on August 14, 2008.

As described in Note 3 to the Company’s financial statements included herein, the Company has restated its financial statements as of and for the quarter ended June 30, 2008, to revise the accounting for common stock issued in connection with the conversion on April 1, 2007 of a promissory note previously issued by the Company and services that the Company expected to receive from the holders of the promissory note.  As described in Note 3, the Company filed suit on December 23, 2008 in an effort to recover the shares of common stock issued and reached a settlement agreement on February 11, 2009, under which a portion of the shares issued were cancelled or returned to the Company.  The Company has re-stated its accounting for the issuance of the shares and has recorded a non-cash charge to income of $2,205,492 in the quarter ended June 30, 2007 related to the shares that will not be returned to the Company and for which the Company will not receive the services it expected.

The restatement of the Company’s financial statements, as described in Note 3, had no effect on the Company’s net income for the quarter ended June 30, 2008 and reduced the amount of net income by $2,205,492, for the quarter ended June 30, 2007.  The restatement reduced the total amount of Shareholders’ Equity by $3,230 and increased Current Liabilities by $3,230, as of June 30, 2008 and June 30, 2007.  Except for these effects, the inclusion of Note 3, the related revisions to Note 1, paragraph (h), Note 2, Note 6, paragraph (a) and Note 8, paragraph (e), Note 9 and the revisions in Part I, Item 2, Management discussion and analysis, this Amendment No. 1 and the Company’s financial statements included herein are unchanged from the Report previously filed.

This Amendment contains the complete text of the original report with the corrected information appearing in the financial statements and in Part I, Item 2, Management discussion and analysis.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008

ASSETS
JUNE 30,
2008
(UNAUDITED)
(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$770,103
Prepaid expense	23,529
Total current assets	793,632

EQUIPMENT, net	40,821

OTHER ASSETS:
Notes issuance cost, net	63,525
Other assets	12,000
Long term investment	4,643,259
Total other assets	4,718,784

Total assets	$5,553,237

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$749,241
Short-term loan	1,725,949
Convertible note payable	550,000
Liquidated damages payable	196,050
Total current liabilities	3,221,240

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
100 shares issued and outstanding as of June 30, 2008	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
47,405,696 issued and outstanding as of June 30, 2008	4,741
Escrowed common stock	(134)
Additional paid-in capital	19,017,899
Stock subscription receivable	(1,560)
Shares to be returned for services not received	(1,654,167)
Deficit accumulated during the exploration stage	(15,091,281)
Accumulated other comprehensive income	56,499
Total shareholders' equity	2,331,997

Total liabilities and shareholders' equity	$5,553,237

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND FROM INCEPTION (MARCH 1, 2006) TO JUNE 30, 2008
(UNAUDITED)

					From inception
	Three months ended		Six months ended		(March 1, 2006)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008
		(Restated)		(Restated)	(Restated)

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

RESEARCH AND DEVELOPMENT COSTS	57,747	76,776	104,336	275,735	884,688
GENERAL AND ADMINISTRATIVE EXPENSES	2,769,235	350,121	4,133,049	2,545,411	11,181,182
LOSS FROM EXPECTED SERVICES NOT RECEIVED	-	2,205,492	-	2,205,492	2,205,492
LIQUIDATED DAMAGE EXPENSE	84,225	-	196,050	-	196,050

LOSS FROM OPERATIONS	(2,911,207)	(2,632,389)	(4,433,435)	(5,026,638)	(14,467,412)

OTHER (EXPENSE) INCOME, NET
Non-operating income, net	2,516	10,117	(25,000)	10,117	(14,670)
Interest (expense) income, net	(106,215)	1,995	(116,229)	4,354	(210,110)
Finance expense	(177,242)	-	(399,089)		(399,089)
Total other (expense) income, net	(280,941)	12,112	(540,318)	14,471	(623,869)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,192,148)	(2,620,277)	(4,973,753)	(5,012,167)	(15,091,281)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(3,192,148)	(2,620,277)	(4,973,753)	(5,012,167)	(15,091,281)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	7,591	1,338	31,333	5,413	56,499

COMPREHENSIVE LOSS	$(3,184,557)	$(2,618,939)	$(4,942,420)	$(5,006,754)	$(15,034,782)

LOSS PER SHARE
Basic and diluted loss per share	$(0.07)	$(0.07)	$(0.11)	$(0.17)

Basic and diluted weighted average shares outstanding	46,479,585	39,667,252	44,531,939	29,776,607

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES (FORMERLY EMPIRE MINERALS CORP.) (AN EXPLORATION COMPANY) STATEMENT OF SHAREHOLDERS' EQUITY

									SHARES TO BE		ACCUMU-LATED
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		ADDITIONAL PAID-IN	STOCK SUBSCRIP-TION	RETURNED FOR SERVICES NOT	ACCUMU-LATED	OTHER COMPRE-HENSIVE GAIN	TOTAL SHARE-HOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	RECEIVED	DEFICIT	(LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-		$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)				3,400
Shares issued March 29, 2006 for $76,500 in services and $8,500 cash, at $0.01 per share			8,500,000	850			84,150					85,000
Stock sold through subscription agreements April through December 2006 at $0.50 per share			5,505,000	551			2,751,949					2,752,500
Stock issued through the exercise of warrants			20,000	2			1,998					2,000
Stock warrants issued to employees							474					474
Stock warrants issued to consultants for advisory services							197,113					197,113
Foreign currency translation loss											(2,651)	(2,651)
Net loss										(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)	$-	$(2,123,672)	$(2,651)	$914,164

Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955					45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)					-
$0.50 per share, CEO for compensation			1,500,000	150			749,850					750,000
$0.50 per share, for cash			1,994,000	199			996,801	(210,000)				787,000
$0.50 per share, for consulting services			1,475,000	148			737,352					737,500
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533					666,666
$0.50 per share, for conversion of notes			100,000	10			49,990					50,000
$0.50 per share, for services and conversion of note			7,925,000	793			3,961,707		(1,654,167)			2,308,333
Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)					(135,207)
Repurchase preferred stock	(100)						(10,000)					(10,000)
Warrants issued with convertible note							14,276					14,276
Proceeds on subscription receivable								200				200
Foreign currency translation gain											5,413	5,413
Net loss										(5,012,167)		(5,012,167)

Balance, June 30, 2007, unaudited, Restated	-	-	39,761,696	3,977	(2,666,667)	(267)	10,117,572	(212,860)	(1,654,167)	(7,135,839)	2,762	1,121,178

Proceeds on subscription receivable								1,300				1,300
Stock issued
$0.50 per share, for cash			1,320,000	132			659,868	210,000				870,000
$0.50 per share, for consulting services			824,000	82			411,918					412,000
$0.50 per share, for loan issuance cost			700,000	70			349,930					350,000
Warrants issued with convertible note							53,151					53,151
Special warrants issued
Issued for cash							2,230,000					2,230,000
Issued with convertible promissory note							500,000					500,000
Preferred stock issued for compensation expense	100	-					10,000					10,000
Stock compensation expense							594,370					594,370
Foreign currency translation gain											22,404	22,404
Net loss										(2,981,689)		(2,981,689)

Balance, December 31, 2007, Restated	100	$-	42,605,696	$4,261	(2,666,667)	$(267)	$14,926,809	$(1,560)	$(1,654,167)	$(10,117,528)	$25,166	$3,182,714

Release of escrow shares					1,333,334	133	666,534					666,667
Shares issued to extend convertible note			250,000	25			124,975					125,000
Shares issued as employee compensation			4,550,000	455			2,274,545					2,275,000
Special warrants issued for cash							77,500					77,500
Stock compensation expense							947,536					947,536
Foreign currency translation gain											31,333	31,333
Net loss										(4,973,753)		(4,973,753)

Balance, June 30, 2008, unaudited, Restated	100	$-	47,405,696	$4,741	(1,333,333)	$(134)	$19,017,899	$(1,560)	$(1,654,167)	$(15,091,281)	$56,499	$2,331,997

The accompanying notes are an integral part of this consolidated statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FROM INCEPTION (MARCH 1, 2006) TO JUNE 30, 2008

(UNAUDITED)

			From inception
	Six months ended		(March 1, 2006)
	June 30,		to June 30,
	2008	2007	2008
		(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,973,753)	$(5,012,167)	$(15,091,281)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,302	4,637	15,649
Bad debt expense	-	-	80,000
Warrants issued for services	-	-	197,587
Amortization of debt discount	-	-	31,641
Amortization of loan issuance cost	240,090	-	446,262
Common stock issued for advisory services	-	1,487,500	1,906,479
Loss from write-off of services due from note holders		2,202,262	2,202,262
Stock option expense	947,536	-	1,541,906
Common stock issued for notes	125,000	-	125,000
Common stock issued for employee compensation	2,275,000	-	2,275,000
Preferred stock issued for employee compensation	-	-	10,000
Loss on currency exchange	1,048	-	12,128
Change in operating assets and liabilities:
Prepaid expense	45,992	-	45,992
Other assets	(12,000)	-	(12,000)
Accrued liabilities	219,789	101,700	749,323
Liquidated damage expense	196,050	-	196,050
Net cash used in operating activities	(928,946)	(1,216,068)	(5,268,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	(3,271)	(2,098)	(49,759)
Long term investment	(1,256,314)	(978,065)	(3,309,928)
Advances for notes receivable	-	-	(80,000)
Net cash used in investing activities	(1,259,585)	(980,163)	(3,439,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	997,000	4,421,400
Proceeds from special warrants	77,500	45,000	2,298,420
Proceeds from exercise of warrants	-	-	45,000
Payment of note issuance cost	-	-	(74,000)
Payment on notes payables	(100,000)	(25,000)	(425,000)
Proceeds from short term loan	75,868	-	75,868
Proceeds from notes payable	2,000,000	455,000	3,105,000
Proceeds from subscription receivable	-	200	1,500
Payment to repurchase preferred stock	-	(10,000)	(10,000)
Net cash provided by financing activities	2,053,368	1,462,200	9,438,188

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27,150	(6,316)	39,604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,013)	(740,347)	770,103

CASH AND CASH EQUIVALENTS, beginning of the period	878,116	1,047,877	-

CASH AND CASH EQUIVALENTS, end of period	$770,103	$307,530	$770,103

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$66,024
Income taxes paid	$-	$-	$-
Net liabilities assumed in reverse acquisition	$-	$-	$135,207
Conversion of notes and interest for common stock	$-	$-	$106,071
Issuance of founders stock for subscription receivable	$-	$-	$14,960
Shares issued for exploration and development of investment	$666,666	$-	$1,333,332
Common stock issued to prepay for consulting services	$-	$-	$69,521
Special warrants issued for repayment of convertible promissory note	$-	$-	$500,000
Warrants issued for discount on debt	$-	$-	$31,641
Warrants issued for loan issuance costs	$-	$-	$35,786
Common stock issued for loan issuance cost	$-	$-	$400,000

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

The following is a reconciliation of the basic and diluted loss per share computations:

	2008	2007
Three months ended June 30,		(Restated)
Net loss	$3,192,148	$2,620,277

Weighted average shares used in basic computation	46,479,585	39,667,252
Diluted effect of stock options, warrants	-	-
Weighted average shares used in diluted computation	46,479,585	39,667,252

Losses per share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

All warrants and options were excluded from the diluted loss per share due to the anti-diluted effect.

Six months ended June 30,	2008	2007
		(Restated)
Net loss	$4,973,753	$5,012,167

Weighted average shares used in basic computation	44,531,939	32,445,025
Diluted effect of stock options, warrants	-	-
Weighted average shares used in diluted computation	44,531,939	32,445,025

Losses per share:
Basic	$(0.11)	$(0.15)
Diluted	$(0.11)	$(0.15)

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

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $15.1 million as of June 30, 2008 and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Company has not received the services that it expected to receive when the shares were issued and as a result of the Settlement Agreement, the Company has recorded a loss of $2,205,492 as of April 1, 2007, reflecting the fair value of the shares that will not be returned to the Company or cancelled as a result of the Settlement Agreement, together with the amounts to be paid by the Company under the Settlement Agreement, offset by $60,000 previously recorded by the Company for amounts outstanding under the Company’s previous consulting agreements with SRA.  At June 30, 2007, the value of the shares issued on April 1, 2007 but subsequently cancelled or returned to the Company as a result of the Settlement Agreement have been recorded as contra-equity.  The affect of restatement of the Company’s financial statements as of  June 30, 2007 as described above was as follows:

	Six Months Ended June 30, 2007		From inception (March 1, 2006) to June 30, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated

Loss from expected services not received	-	$(2,205,492)	-	$(2,205,492)

Loss from operations	(2,821,146)	(5,026,638)	(12,261,920)	(14,467,412)

Loss before provision for income taxes	(2,806,675)	(5,012,167)	(12,885,789)	(15,091,281)

Net loss	$(2,806,675)	$(5,012,167)	$(12,885,789)	$(15,091,281)

Comprehensive loss	$(2,801,262)	$(5,006,754)	$(12,829,290)	$(15,034,782)

Net loss per share	$(0.09)	$(0.17)

	June 30, 2008
	As Previously Reported	As Restated
Shareholders’ Equity	$2,335,227	$2,331,997

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

6.	Convertible Note Payable and Short Term Loan

a.	In February 2001, the Company executed a Promissory Note (“Note”) in the amount of $100,000 to Jay N. Goldberg (“Holder”). See Note 3 for further discussion on this Note.

b.
On June 25, 2007, the Company executed a Convertible Promissory Note (“Note”) in the amount of $300,000.  The Note was payable in 90 days, bearing a total of $26,000 interest during the term of the Note.  The Company also incurred additional fees associated with the Note in the amount of $34,000 and warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 for a two-year term. The Note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration / mining leases in Panama and China. The Holder of the Note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share.  On September 19, 2007, the Company and the Holder executed an Amendment to the Note. Pursuant to the amended agreement, the maturity date was extended to December 15, 2007. In addition, the warrant granted to the holder to purchase 300,000 shares of common stock at $1.00 for a two-year term was canceled and new warrant was granted to the holder to purchase 300,000 shares of common stock at $0.65 for a two-year term. On December 15, 2007, the Company and the Holder executed Amendment 2 to Convertible Promissory Note (“Amendment 2”). Pursuant to Amendment 2, the interest rate became 9% and the maturity date was extended to May 31, 2008. Additionally, the Company issued the Holder 600,000 shares of common stock at $0.65 per share for a two-year term. On January 28, 2008, the Company repaid $100,000 of the principal.  On July 16, 2008, the Company paid the full remaining principal balance of $200,000 plus an additional amount of $69,000 and 200,000 shares of common stock, which represented late fees pursuant to the Amendment. See Note 11 – subsequent event for more detail.

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

e.
On April 1, 2007, the Company issued 7,925,000 shares of Common Stock to West Greenwood Foundation (“WGF”) and various entities and individuals (“designees”), pursuant to the conversion of the Convertible Promissory Note executed by the Company in February 2001 (“Note”).  See Note 3 for further discussion on this stock issuance.

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

o.	On April 25, 2008, the Company agreed to issue 250,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6e).

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Following is a summary of the stock option activity:
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	-	$-	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2007	-	$-	$-
Granted	5,400,000	0.5	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2007	5,400,000	$0.5	$-
Granted	200,000	0.5	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of June 30, 2008	5,600,000	$0.5	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at June 30, 2008 are as follows:

Net operating loss for the six months ended June 30, 2008	$4,973,753
Effective income tax rate	40%
Total deferred tax assets	1,989,501
Less: valuation allowance	(1,989,501)
Total deferred tax assets as of June 30, 2008	$--

Net operating loss for the six months ended June 30, 2007, Restated	$5,012,167
Effective income tax rate	40%
Total deferred tax assets	2,004,867
Less: valuation allowance	(2,004,867)
Total deferred tax assets as of June 30, 2007	$-

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Net operating loss from inception (March 1, 2006) to June 30, 2008, Restated	$15,091,281
Effective income tax rate	40%
Total deferred tax assets	6,036,512
Less: valuation allowance	(6,036,512)
Total deferred tax assets as of June 30, 2008	$-

The Company’s deferred tax asset as of June 30, 2008 of $6,036,512 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings.

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

a.
Empire (Tianjin) Resources Co., Ltd. – The Company is to pay $500,000 on or before May 31, 2008 to Tianjin pursuant to the cooperative joint venture agreement.  (See Note 5).  The Company is currently negotiating an extension for the payment.

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

Commitments are summarized as below:

Period ending December 31,
2008	$7,005,000
2009	7,166,666
2010 and thereafter	500,000

11.	Subsequent Events

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

d.
On July 16, 2008, the Company paid the full remaining principal balance of $200,000 plus an additional amount of $69,000 and 200,000 shares of common stock, which represented late fees pursuant to the Amendment. For details of the loan, refer to note 6b.

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

The following chart sets out our present organizational structure:

The proposed operations of the two Chinese Joint Ventures and the acquisition of the majority interest in the Cuprum Resources, Corp. and operations on the Panamanian prospect will require our expenditure of materially more capital than is presently available to us. Our proposed operations include:

●	Supervising, and if necessary providing or procuring additional financing for, the operations of the two Chinese Joint Ventures;

●	Acquiring the majority interest in the Panamanian corporation holding the mineral concession and providing financing for and supervising its operations;

●	Exploring and evaluating additional mineral and natural resource acquisitions; and

●	Seeking the necessary additional capital to finance activities.

Going Concern

The report of our independent auditors in our December 31, 2007 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of approximately $15,100,000 at June 30, 2008 and having insufficient sources of cash to execute our business plan. Our ability to continue as a going concern will be determined by our ability to raise adequate funds. In response to these conditions, we are continuing to seek both debt and equity financing from various sources, although there are no guarantees that we will be successful in our endeavors. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Expenses for the Three Month Period ended June 30, 2008 vs June 30, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the three months ended		For the three months ended
	June 30, 2008		June 30, 2007
			Restated
REVENUE	-	Nil	-	Nil
EXPENSES

Research & development	$57,747	1.81%	$76,776	2.93%

Consulting fees	112,537	3.52%	116,300	4.44%
Professional fees	49,734	1.56%	70,050	2.67%
Other employee compensation	16,172	0.51%	-	Nil
Directors compensation	2,275,000	71.24%	-	Nil
General & administrative	312,909	9.80%	159,135	6.08%
Loss from expected services not received	-	Nil	2,205,492	84.21%
Liquidated damage expense	84,225	2.64%	-	Nil
Depreciation	2,883	0.09%	4,636	0.18%

TOTAL EXPENSES	$2,911,207	91.42%	$2,632,389	100.51%
LOSS BEFORE OTHER ITEM
Other expense (income)	280,941	8.82%	(12,112)	-0.46%
Other comprehensive loss (income)	(7,591)	0.24%	(1,338)	-0.05%
LOSS BEFORE INCOME TAXES	3,192,148	100.00%	2,620,277	100.00%
Income tax benefit (expense)	-	Nil
COMPREHENSIVE LOSS	$3,184,557	100.00%	$2,618,939	100.00%

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

Expenses for the Six Month Period ending June 30, 2008 vs June 30, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the six months ended		For the six months ended
	June 30, 2008		June 30, 2007
			Restated
REVENUE	-	Nil	-	Nil
EXPENSES

Research & development	$104,336	2.11%	$275,735	5.51%

Consulting fees	281,925	5.69%	2,022,442	40.39%
Professional fees	123,717	2.50%	159,860	3.19%
Other employee compensation	947,536	19.14%	-	Nil
Directors compensation	2,275,000	45.95%	-	Nil
General & administrative	499,319	10.08%	358,473	7.16%
Loss from expected services not received	-	Nil	2,205,492	44.05%
Liquidated damage expense	196,050	3.96%	-	Nil
Depreciation	5,552	0.11%	4,636	0.09%

TOTAL EXPENSES	$4,443,435	89.70%	$5,026,638	100.40%

Other expense (income)	540,318	10.93%	(14,471)	-0.29%
LOSS BEFORE INCOME TAXES	4,942,420	100.00%	5,012,167	100.00%
Income tax benefit (expense)	-	Nil
Other comprehensive loss (income)	(31,333)	-0.63%	(5,413)	-0.11%
COMPREHENSIVE LOSS	$4,942,420	100.00%	$5,006,754	100.00%

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

Liquidity and Capital Resources

Cash and Working Capital

We had a decrease in working capital of $948,072 and $502,229 for the three months ended June 30, 2008 and June 30, 2007, respectively.  This was due to a decrease in current assets of $646,656 and $157,389 for the three months ended June 30, 2008 and June 30, 2007, respectively and an increase in current liabilities of $301,416 and $344,840 for the three months ended June 30, 2008 and June 30, 2007, respectively. We had a decrease in working capital of $2,545,711 and $1,325,279 for the six months ended June 30, 2008 and June 30, 2007, respectively.  This was due to a decrease in current assets of $154,005 and $726,369 for the six months ended June 30, 2008 and June 30, 2007, respectively and an increase in current liabilities of $2,391,706 and $598,910 for the six months ended June 30, 2008 and June 30, 2007, respectively.  We had an accumulated deficit of $10,117,528 from the date we exited bankruptcy proceedings in October 2004 to December 31, 2007, and an accumulated deficit of $15,091,281 at June 30, 2008. We have no contingencies or long-term obligations except for our work commitments under our Exploration and Development Agreement with Bellhaven Copper and Gold, Inc and Cuprum Resources Corp.

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
●
Required work expenditure by March 7, 2009; $9,000,000 of which $3,375,960 has been paid. The exploration and development plan for Phase 1 was completed as of March 6, 2008; a work plan for the period of March 7, 2008 to March 7, 2009 has been formulated and approved jointly by Bellhaven Copper and Gold, Inc. and us.

●	Annual payment: $500,000 due March 7, 2008 was paid on March 14, 2008; $500,000 due March 7, 2009.

TIGMR Project:

●
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