Form 10-Q/A
period 2008-09-30
DOMINION MINERALS CORP
filed 2009-05-18
CIK 1402747

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

AMENDMENT TO FORM 10-Q

This Amendment No. 1 to Form 10-Q (this "Amendment") amends our quarterly report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 17, 2008.

As described in Note 3 to the Company’s financial statements included herein, the Company has restated its financial statements as of and for the quarter ended September 30, 2008, to revise the accounting for common stock issued in connection with the conversion on April 1, 2007 of a promissory note previously issued by the Company and services that the Company expected to receive from the holders of the promissory note.  As described in Note 3, the Company filed suit on December 23, 2008 in an effort to recover the shares of common stock issued and reached a settlement agreement on February 11, 2009, under which a portion of the shares issued were cancelled or returned to the Company.  The Company has re-stated its accounting for the issuance of the shares and has recorded a non-cash charge to income of $2,205,492 in the quarter ended June 30, 2007 related to the shares that will not be returned to the Company and for which the Company will not receive the services it expected.

The restatement of the Company’s financial statements, as described in Note 3, had no effect on the Company’s net income for the three months ended September 30, 2008 and the three months ended September 30, 2007.  Also, the restatement had no effect on the Company’s net income for the nine months ended September 30, 2008 and it reduced the amount of net income by $2,205,492, for the nine months ended September 30, 2007.  The restatement reduced the total amount of Shareholders’ Equity by $3,230 and increased Current Liabilities by $3,230, as of September 30, 2008 and September 30, 2007.  Except for these effects, the inclusion of Note 3, the related revisions to Note 1, paragraph (h), Note 2, Note 6, paragraph (a), Note 8, paragraph (e), Note 9 and the revisions in Part I, Item 2, Management discussion and analysis, this Amendment No. 1 and the Company’s financial statements included herein are unchanged from the Report previously filed.

This Amendment contains the complete text of the original report with the corrected information appearing in the financial statements and in Part I, Item 2, Management discussion and analysis.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
	(Restated)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$5,618,639	$878,116
Prepaid expense	37,534	69,521
Total current assets	5,656,173	947,637

PROPERTY AND EQUIPMENT, net	27,733	40,717

OTHER ASSETS:
Notes issuance cost, net	-	303,615
Other assets	21,000	-
Long term investment	6,207,862	2,720,279
Total other assets	6,228,862	3,023,894

Total assets	$11,912,768	$4,012,248

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$474,996	$529,534
Short-term loan	76,156	-
Convertible note payable	-	300,000
Liquidated damages payable	250,050	-
Total current liabilities	801,202	829,534

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
100 and 100 shares issued and outstanding as of	-	-
September 30, 2008 and December 31, 2007, respectively
Common stock, $0.0001 par value; 700,000,000 shares authorized
72,902,928 and 42,605,696 issued and outstanding as of	7,290	4,261
September 30, 2008 and December 31, 2007, respectively
Escrowed common stock	(134)	(267)
Additional paid-in capital	29,662,754	14,926,809
Shares to be returned for services not received	(1,654,167)	(1,654,167)
Stock subscription receivable	(1,560)	(1,560)
Deficit accumulated during the exploration stage	(16,961,208)	(10,117,528)
Accumulated other comprehensive income	58,591	25,166
Total shareholders' equity	11,111,566	3,182,714

Total liabilities and shareholders' equity	$11,912,768	$4,012,248

The accompanying notes are an integral part of these consolidated financial statement.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND FROM INCEPTION (MARCH 1, 2006) TO SEPTEMBER 30, 2008
(UNAUDITED)

					From inception
	Three months ended		Nine months ended		(March 1, 2006)
	September 30,		September 30,		to September 30,
	2008	2007	2008	2007	2008
				(Restated)	(Restated)

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

RESEARCH AND DEVELOPMENT COSTS	16,495	48,140	120,831	323,875	901,183
GENERAL AND ADMINISTRATIVE EXPENSES	1,727,521	903,525	5,860,570	3,448,936	12,908,703
LOSS FROM EXPECTED SERVICES NOT RECEIVED	-	-	-	2,205,492	2,205,492
LIQUIDATED DAMAGE EXPENSE	69,600	-	265,650	-	265,650

LOSS FROM OPERATIONS	(1,813,616)	(951,665)	(6,247,051)	(5,978,303)	(16,281,028)

OTHER (EXPENSE) INCOME
Non-operating income (expense), net	-	73	(25,000)	10,190	(25,000)
Interest expense, net	(26,785)	10,064	(143,014)	14,418	(226,565)
Finance expense	(29,526)	(82,695)	(428,615)	(82,695)	(428,615)
Total other (expense) income, net	(56,311)	(72,558)	(596,629)	(58,087)	(680,180)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,869,927)	(1,024,223)	(6,843,680)	(6,036,390)	(16,961,208)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	(1,869,927)	(1,024,223)	(6,843,680)	(6,036,390)	(16,961,208)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,092	2,687	33,425	8,100	58,591

COMPREHENSIVE LOSS	$(1,867,835)	$(1,021,536)	$(6,810,255)	$(6,028,290)	$(16,902,617)

LOSS PER SHARE
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.13)	$(0.18)

Basic and diluted weighted average shares outstanding	67,717,019	40,029,773	52,270,826	33,478,825

The accompanying notes are an integral part of these consolidated financial statement.

DOMINION MINERALS CORP. AND SUBSIDIARIES (FORMERLY EMPIRE MINERALS CORP.) (AN EXPLORATION COMPANY) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									SHARES TO BE		ACCUMU-LATED
	PREFERRED STOCK		COMMON STOCK		ESCROWED COMMON STOCK		ADDITIONAL PAID-IN	STOCK SUBSCRIP-TION	RETURNED FOR SERVICES NOT	ACCUMU-LATED	OTHER COMPRE-HENSIVE INCOME	TOTAL SHARE-HOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	RECEIVED	DEFICIT	(LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-		$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)				3,400
Shares issued March 29, 2006 for $76,500 in services and $8,500 cash, at $0.01 per share			8,500,000	850			84,150					85,000
Stock sold through subscription agreements April through December 2006 at $0.50 per share			5,505,000	551			2,751,949					2,752,500
Stock issued through the exercise of warrants			20,000	2			1,998					2,000
Stock warrants issued to employees							474					474
Stock warrants issued to consultants for advisory services							197,113					197,113
Foreign currency translation loss											(2,651)	(2,651)
Net loss										(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)	$-	$(2,123,672)	$(2,651)	$914,164

Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955					45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)					-
$0.50 per share, CEO for compensation			1,500,000	150			749,850					750,000
$0.50 per share, for cash			1,994,000	199			996,801	(210,000)				787,000
$0.50 per share, for consulting services			1,475,000	148			737,352					737,500
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533					666,666
$0.50 per share, for conversion of notes			100,000	10			49,990					50,000
$0.50 per share, for services and conversion of note			7,925,000	793			3,961,707		(1,654,167)			2,308,333
Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)					(135,207)
Repurchase preferred stock	(100)						(10,000)					(10,000)
Warrants issued with convertible note							14,276					14,276
Proceeds on subscription receivable								200				200
Foreign currency translation gain											5,413	5,413
Net loss										(5,012,167)		(5,012,167)

Balance, June 30, 2007, unaudited, Restated	-	-	39,761,696	3,977	(2,666,667)	(267)	10,117,572	(212,860)	(1,654,167)	(7,135,839)	2,762	1,121,178

Proceeds on subscription receivable								1,300				1,300
Stock issued
$0.50 per share, for cash			1,320,000	132			659,868	210,000				870,000
$0.50 per share, for consulting services			824,000	82			411,918					412,000
$0.50 per share, for loan issuance cost			700,000	70			349,930					350,000
Warrants issued with convertible note							53,151					53,151
Special warrants issued
Issued for cash							2,230,000					2,230,000
Issued with convertible promissory note							500,000					500,000
Preferred stock issued for compensation expense	100	-					10,000					10,000
Stock compensation expense							594,370					594,370
Foreign currency translation gain											22,404	22,404
Net loss										(2,981,689)		(2,981,689)

Balance, December 31, 2007	100	$-	42,605,696	$4,261	(2,666,667)	$(267)	$14,926,809	$(1,560)	$(1,654,167)	$(10,117,528)	$25,166	$3,182,714

Stock issued
$0.46 per share, for cash			21,789,566	2,179			9,771,021					9,773,200
$0.46 per share, for consulting services			650,000	65			298,935					299,000
$0.46 per share, for loan issuance cost			376,000	38			187,962					188,000
Special warrants converted to stock			2,015,000	200			(200)					-
Release of escrow shares					1,333,334	133	666,534					666,667
Shares issued to extend convertible note			250,000	25			124,975					125,000
Shares issued as employee compensation			5,216,666	522			2,581,144					2,581,666
Special warrants issued Issued for cash							77,500					77,500
Stock compensation expense							947,536					947,536
Stock option expense							50,870					50,870
Warrants issued for services							29,668					29,668
Foreign currency translation gain											33,425	33,425
Net loss										(6,843,680)		(6,843,680)

Balance, September 30, 2008, unaudited, Restated	100	$-	72,902,928	$7,290	(1,333,333)	$(134)	$29,662,754	$(1,560)	$(1,654,167)	$(16,961,208)	$58,591	$11,111,566

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FROM INCEPTION (MARCH 1, 2006) TO SEPTEMBER 30, 2008

(UNAUDITED)
			From inception
	Nine months ended		(March 1, 2006)
	September 30,		to September 30,
	2008	2007	2008
		(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,843,680)	$(6,036,390)	$(16,961,208)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	43,221	7,488	52,568
Bad debt expense	-	-	80,000
Warrants issued for services	29,668	-	227,255
Amortization of debt discount	-	16,671	31,641
Amortization of loan issuance cost	303,615	144,083	509,787
Common stock issued for advisory services	487,000	1,605,479	2,393,479
Loss from write-off of services due from note holders		2,202,262	2,202,262
Stock option expense	998,406	-	1,592,776
Common stock issued for notes	125,000	-	125,000
Common stock issued for employee compensation	2,581,666	-	2,581,666
Preferred stock issued for employee compensation	-	-	10,000
Loss on currency exchange	-	11,080	11,080
Change in operating assets and liabilities:
Prepaid expense	31,987	-	31,987
Other assets	(21,000)	-	(21,000)
Accrued liabilities	(54,538)	(32,320)	474,996
Liquidated damages payable	265,650	-	265,650
Net cash used in operating activities	(2,053,005)	(2,081,647)	(6,392,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase	(30,210)	(4,166)	(76,698)
Long term investment	(2,820,915)	(1,544,189)	(4,874,529)
Advances for notes receivable	-	(80,000)	(80,000)
Net cash used in investing activities	(2,851,125)	(1,628,355)	(5,031,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	10,023,200	1,632,000	14,444,600
Proceeds from special warrants	77,500	2,068,920	2,298,420
Proceeds from exercise of warrants	-	45,000	45,000
Payment of note issuance cost	-	(74,000)	(74,000)
Payment on notes payables	(2,300,000)	(25,000)	(2,625,000)
Payment on equity transactions	(250,000)	-	(250,000)
Proceeds from short term loan	75,868	-	75,868
Proceeds from notes payable	2,000,000	1,105,000	3,105,000
Proceeds from subscription receivable	-	1,500	1,500
Payment to repurchase preferred stock	-	(10,000)	(10,000)
Net cash provided by financing activities	9,626,568	4,743,420	17,011,388

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,085	9,933	30,539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,740,523	1,043,351	5,618,639

CASH AND CASH EQUIVALENTS, beginning of the period	878,116	1,047,877	-

CASH AND CASH EQUIVALENTS, end of period	$5,618,639	$2,091,228	$5,618,639

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$66,024	$66,024
Income taxes paid	$-	$-	$-
Net liabilities assumed in reverse acquisition	$-	$135,207	$135,207
Conversion of notes and interest for common stock	$-	$106,071	$106,071
Issuance of founders stock for subscription receivable	$-	$-	$14,960
Shares issued for exploration and development of investment	$666,666	$666,666	$1,333,332
Common stock issued to prepay for consulting services	$-	$-	$69,521
Special warrants issued for repayment of convertible promissory note	$-	$500,000	$500,000
Warrants issued for discount on debt	$-	$-	$31,641
Warrants issued for loan issuance costs	$-	$31,641	$35,786
Common stock issued for loan issuance cost	$240,090	$100,000	$446,262

The accompanying notes are an integral part of these consolidated financial statements.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The following is a reconciliation of the basic and diluted loss per share computations:

Three months ended September 30,	2008	2007
Net loss	$1,869,927	$1,024,223

Weighted average shares used in basic computation	67,717,019	40,029,773
Diluted effect of stock options, warrants	-	-
Weighted average shares used in diluted computation	67,717,019	40,029,773

Losses per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

All warrants and options were excluded from the diluted loss per share due to the anti-diluted effect.

Nine months ended September 30,	2008	2007
		(Restated)
Net loss	$6,843,680	$6,036,390

Weighted average shares used in basic computation	52,270,826	33,478,825
Diluted effect of stock options and warrants	-	-
Weighted average shares used in diluted computation	52,270,826	33,478,825

Losses per share:
Basic	$0.13	$0.18
Diluted	$0.13	$0.18

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

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The Company does not expect the adoption of SFAS 162 will not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5 (“EITF No. 07-5”) Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

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

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $17.0 million as of September 30, 2008 and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

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

	Nine Months Ended September 30, 2007		From inception (March 1, 2006) to September 30, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated

Loss from expected services not received	-	$2,205,492	-	$2,205,492

Loss from operations	$(3,772,811)	$(5,978,303)	$(14,075,536)	$(16,281,028)

Loss before provision for income taxes	(3,830,898)	(6,036,390)	(14,755,716)	(16,961,208)

Net loss	$(3,830,898)	$(6,036,390)	$(14,755,716)	$(16,961,208)

Comprehensive loss	$(3,822,798	$(6,028,290)	$(14,697,125)	$(16,902,617)

Net loss per share	$(0.11)	$(0.18)

	September 30, 2007		December 31, 2007
			(Restated)

Shareholders’ Equity	$3,809,037	$3,805,807	$3,185,944	$3,182,714

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

4.	Property and Equipment

Property and equipment consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Exploration equipment	$-	$17,110
Office equipment	28,727	4,843
Vehicles	-	28,352
Total	28,727	50,305
Less: accumulated depreciation	994	9,588
Property and equipment, net	$27,733	$40,717

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

The Company had 19,603,000 warrants outstanding as of September 30, 2008 and the following is a summary of the warrant activities:

			Weighted-	Average
	Number of	Number of	Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance at December 31, 2006	5,950,000	5,950,000	$ 0.10	2.75 years
Granted	300,000	300,000	1.00	2.00 years
Forfeited	(5,500,000)	(5,500,000)	-
Exercised	(450,000)	(450,000)	0.10
Balance at June 30, 2007	300,000	300,000	$1.00	2.00 years
Granted	5,760,000	300,000	0.51	2.00 years
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance at December 31, 2007	6,060,000	600,000	$ 0.58	1.63 years
Granted	15,934,000	-	-	1.77 years
Forfeited	-	-	-
Exercised	(2,391,000)	-	-
Balance at September 30, 2008	19,603,000	600,000	$ 0.64	1.20 years

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Net operating loss from inception (March 1, 2006) to September 30, 2008	$16,961,208
Effective income tax rate	40%
Total deferred tax assets	6,784,483
Less: valuation allowance	(6,784,483)
Total deferred tax assets as of September 30, 2008	$-

The Company’s deferred tax asset as of September 30, 2008 of $6,784,483 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.   Except for statements of historical facts, this report contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast, “ or “anticipates,” or the equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements. We wish to caution readers to consider the important factors, among others, that in some cases have affected, and in the future could affect our actual results and could cause actual consolidated results for future fiscal years to differ materially from those expressed in any forward-looking statements made by us or on our behalf. These factors include without limitation, our ability to obtain capital and other financing in the amounts and at the times needed, identification of suitable exploration properties for acquisition, the successful discovery of gold, silver or other precious metals in quantities economically feasible for profitable production, changes in gold and silver prices, changes in the political climate for gold and silver exploration, and other risk factors listed from time to time in our Securities and Exchange Commission reports, including in particular the factors and discussions under the heading “Risk Factors” in the Amendment No. 4 to Form 10 that was filed with the Securities and Exchange Commission (“SEC”) and became effective on December 21, 2007.

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

Going Concern

The report of our independent auditors in our December 31, 2007, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of approximately $10,100,000 at December 31, 2007, and having insufficient sources of cash to execute our business plan. Our ability to continue as a going concern will be determined by our ability to raise additional capital to adequately fund our business plan. In response to these conditions, we are continuing to seek both debt and equity financing from various sources, although there are no guarantees that we will be successful in our endeavors. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Expenses for the Three Month Period ended September 30, 2008 vs. September 30, 2007

The following table presents our consolidated statements of operations and other comprehensive loss, as a percentage of loss, for the periods indicated.

	For the three months ended		For the three months ended
	September 30, 2008		September 30, 2007
REVENUE	-	Nil	-	Nil

EXPENSES

Research & development costs	$16,495	0.88%	$48,140	4.71%

Consulting fees	761,191	40.75%	320,363	31.36%
Professional fees	124,322	6.65%	110,673	10.83%
Other employee compensation	312,272	16.71%	-	Nil
Loan costs	63,526	3.40%	144,084	14.10%
Directors compensation	75,599	4.05%	-	Nil
General & administrative expenses	352,942	18.90%	325,553	31.87%
Liquidated damage expense	69,600	3.73%	-	Nil
Depreciation	37,669	2.02%	2,852	0.29%

TOTAL EXPENSES	$1,813,616	97.09%	$951,665	93.16%
Other (income) expense	56,311	3.01%	72,558	7.10%
Other comprehensive loss (income)	(2,092)	-0.10%	(2,687)	-0.26%
LOSS BEFORE INCOME TAXES	1,867,835	100.00%	1,021,536	100.00%
Income tax benefit (expense)	-	Nil	-	Nil
COMPREHENSIVE LOSS	$1,867,835	100.00%	$1,021,536	100.00%

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

Expenses for the Nine Month Period ending September 30, 2008 v September 30, 2007

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the nine months ended		For the nine months ended
	September 30, 2008		September 30, 2007
			(Restated)
REVENUE	-	Nil	-	Nil

EXPENSES

Research & development costs	$120,831	1.77%	$323,875	5.37%

Consulting fees	1,043,116	15.32%	2,342,805	38.86%
Professional fees	248,039	3.64%	267,532	4.44%
Other employee compensation	1,259,808	18.50%	-	Nil
Loan costs	462,615	6.79%	144,084	2.39%
Directors compensation	2,350,599	34.52%	-	Nil
General & administrative expenses	453,172	6.66%	687,027	11.40%
Loss from expected services not received	-	Nil	2,205,492	36.59%
Liquidated damage expense	265,650	3.90%	-	Nil
Depreciation	43,221	0.63%	7,488	0.12%

TOTAL EXPENSES	$6,247,051	91.73%	$5,978,303	99.17%

Other expense	596,629	8.76%	58,087	0.96%
LOSS BEFORE INCOME TAXES	6,843,680	100.49%	6,036,390	100.13%
Income tax benefit (expense)	-	Nil	-	Nil
Other comprehensive (income)	(33,425)	-0.49%	(8,100)	-0.13%
COMPREHENSIVE LOSS	$6,810,255	100.00%	$6,028,290	100.00%

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

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2008 and 2007, we had positive working capital $4,858,201 and $1,526,799, respectively.  This was due to an increase in current assets of $4,862,541 and $1,958,219 for the three months ended September 30, 2008 and September 30, 2007, respectively, a decrease in current liabilities of $2,420,038 and $19,620 for the three months ended September 30, 2008 and September 30, 2007, respectively. We had an increase in working capital of $4,736,868 and $652,560 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  This was due to an increase in current assets of $4,708,536 and $1,231,850 for the nine months ended September 30, 2008 and September 30, 2007, respectively, a decrease in current liabilities of $28,332 for the nine months ended September 30, 2008 and an increase in current liabilities of $579,290 for September 30, 2007, respectively.  We had an accumulated deficit of $10,117,528 from the date we exited bankruptcy proceedings in October 2004 to December 31, 2007, and an accumulated deficit of $16,961,208 at September 30, 2008. We have no contingencies or long-term obligations except for our work commitments under our Exploration and Development Agreement with Bellhaven and Cuprum Resources Corp.

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