Form 10-K
period 2008-12-31
DOMINION MINERALS CORP
filed 2009-05-18
CIK 1402747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the closing price of the common stock as reported by OTCBB on such date was approximately $13,622,341.  The total number of shares of Common Stock issued and outstanding as of May 15, 2009 was 79,103,518.

PART I

PART I

The Issuer, Dominion Minerals Corp. (the "Company"), a Delaware corporation, has a wholly-owned subsidiary, Empire Minerals Corp., a Nevada corporation ("Nevada Subsidiary"). When used herein the terms "we", "us" and/or "our" shall mean the Company, and/or the Nevada Subsidiary in the context in which they appear.

This Registration Statement contains forward-looking statements that involve a number of risks and uncertainties.  Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "may," and "should." These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in Risk Factors in Item 1A below.

Item 1.   Business.

General

The Company is engaged in the acquisition, exploration, development and operation of mineral and natural resource properties and prospects. The present activities are concentrated on mineral prospects and properties located in the Republic of Panama (“Panama”) and in the People's Republic of China (“China” or the “PRC”).

On March 6, 2007, the Company entered into an Exploration Development Agreement with Bellhaven Copper & Gold, Inc. (“Bellhaven”), a corporation organized in British Columbia, Canada, and Bellhaven’s wholly-owned subsidiary, Cuprum Resources Corp. (“Cuprum”), a corporation organized in Panama.  Cuprum is the holder of a Mineral Concession from Panama on a copper prospect located in the Guariviara area of Panama.  That agreement granted the Company and option to acquire up to 75% of the authorized and outstanding stock of Cuprum.  On April 14, 2009, the Company and Bellhaven completed a transaction pursuant to a Stock Purchase Agreement under which:

•	The Company acquired 100% of Cuprum’s outstanding stock; and

•	The March 6, 2007 Exploration Development Agreement was terminated.

The Nevada Subsidiary has entered into two joint venture agreements involving mineral properties and/or prospects located within China. These properties are primarily regarded as gold prospects or properties. One of the Chinese joint venture agreements of the Nevada Subsidiary is with Zhaoyuan Dongxing Gold Minerals Co., Ltd, an entity organized under the China Company Law.  Under this agreement, the parties have formed Zhaoyuan Empire Gold Corp., Ltd., a Chinese entity in which they each own a 50% interest subject to future adjustment.  This jointly held entity previously held three mining leases from the Chinese government on gold prospects located in the Shandong Province of China along with certain mining and mill equipment.  Since the 3rd quarter of 2008, activities for this entity have been limited and will continue to be limited in the future.  The other joint venture agreement of the Nevada Subsidiary is with the Tianjin Institute of Geology, a Chinese legal entity.  Under this agreement the parties have formed a Chinese limited liability company named Empire (Tianjin) Resources Co., Ltd.  This entity was formed to acquire mineral interests in and explore, develop and, if warranted, conduct mining operations on mineral properties located in the Inner Mongolian Autonomous Region of Tianjin Province in the People’s Republic of China.  The Nevada Subsidiary holds a 70% interest in this entity subject to future adjustment to reflect the parties’ respective capital contributions.

The following chart sets out our present organizational structure:

The acquisition of the majority interest in the Cuprum Resources Corp. and operations on the Panamanian prospect and the proposed operations of the two Chinese Joint Ventures will require our expenditure of materially more capital than is presently available to us. Our proposed operations include:

•	Conducting exploration and development work on Cuprum’s Panamanian mineral concession and providing financing for and supervising its operations;

•	Supervising, and if necessary providing or procuring additional financing for, the operations of the two Chinese Joint Ventures;

•	Exploring and evaluating additional mineral and natural resource acquisitions; and

•	Seeking the necessary additional capital to finance activities.

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

On March 6, 2007, the Company entered into an Exploration Development Agreement with Bellhaven Copper & Gold, Inc. (“Bellhaven”), a corporation organized in British Columbia, Canada and Bellhaven’s wholly-owned subsidiary, Cuprum Resources
Corp. (“Cuprum”), a corporation organized in Panama.  Cuprum is the holder of a Mineral Concession from Panama on a copper prospect located in the Guariviara area of Panama.  That agreement granted the Company and option to acquire up to 75% of the authorized and outstanding stock of Cuprum.  On April 14, 2009, the Company and Bellhaven completed a transaction pursuant to a Stock Purchase Agreement under which:

•	The Company acquired 100% of Cuprum’s outstanding stock; and

•	The March 6, 2007 Exploration Development Agreement was terminated.

We were originally formed in January of 1996 to acquire the business of a predecessor company, ObjectSoft Corporation, a New Jersey Corporation. This acquisition was completed in the form of a corporate business combination effective January 31, 1996. The acquired business involved the provision of retail Kiosks, which were internet-connected, advertising-interactive Kiosks. The Kiosks were public access terminals that offered information on entertainment and the ability to execute financial transactions via a touch screen. This business was unsuccessful and in July of 2001, we filed a Bankruptcy Petition in the Bankruptcy Court for the District of New Jersey.  None of our present officers, directors or significant employees were associated with us at the time of or involved in any way in our bankruptcy proceeding.  In November of 2004, we exited the Bankruptcy case with no assets, one liability in the form of a convertible promissory note with a principal balance of $100,000 and outstanding stock of 195 shares of common stock. We then operated as a shell corporation seeking a new business opportunity either through a corporate business combination or an acquisition of assets.

In September 2005, we were a party to a business combination in which we acquired the ownership of a New Jersey corporation holding licenses, patents and developments to certain photovoltaic processes. In this transaction, the Company issued 99,455 shares of our common stock.  The Company also agreed to issue additional shares of common stock and stock options, if certain economic milestones were met by December 31, 2006. These economic milestones were not met; therefore, we abandoned our efforts.

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

•
The Company assumed four warrants issued by the Nevada Subsidiary to purchase up to a total of 4,050,000 shares of the Company's common stock at $0.10 per share during a three-year term.  These warrants were held as follows: (i) a warrant for 2,000,000 shares was held by Saddle River Associates, Inc., a financial and business consultant to the Company; (ii) an additional warrant for 500,000 shares was held by Saddle River Associates, Inc.; (iii) a warrant for 1,500,000 shares was held by Pinchas Althaus, President and a director of the Company; and (iv) a warrant for 50,000 shares was held by Chaya Schreiber, a former shareholder of the Nevada Subsidiary.  The warrant to purchase 50,000 shares was exercised on March 2, 2007.  The remaining three warrants for 4,000,000 were canceled by mutual agreement of the parties on June 1, 2007.

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

Status Before Business Combination:

Actions in Business Combination:

Status After Business Combination:

Present and Proposed Operations

Panamanian Venture

On March 6, 2007, the Company entered into an Exploration and Development Agreement with Bellhaven and Bellhaven's wholly-owned subsidiary, Cuprum.  Cuprum is the holder of a Mineral Concession from the Republic of Panama on a copper prospect (“Cerro Chorcha”) located in the Guariviara area of Panama. This agreement granted the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum in exchange for:

•	The payment of $2,000,000 by the Company to Bellhaven;

•	The issuance of 4,000,000 shares of the Company to Bellhaven;

•
The expenditure of not less than $15,000,000 for the exploration and development work on the property covered by the Panamanian Mineral Concession held by Cuprum of which approximately $5,244,051 had been spent as of December 31, 2008; and

•	Other specific terms and conditions.

On April 14, 2009, the Company and Bellhaven completed a transaction under a Stock Purchase Agreement between them pursuant to which:

•      The Company acquired 100% interest in all the outstanding stock of Cuprum;

•	The Company wll pay Bellhaven $1,500,000 in cash and issue 2,000,000 shares of the Company’s common stock to Bellhaven;

•	The officers and directors of Cuprum were replaced by the officers and directors of the Company;

•
The March 6, 2007 Exploration and Development Agreement between the Company, Bellhaven and Cuprum was terminated and the Company and Bellhaven mutually released each other from all obligations and/or liabilities arising thereunder; and

•
The 2,000,000 shares of the Company’s common stock issued to Bellhaven were “restricted” under the U.S. Securities Act of 1933, as amended, and these 2,000,000 shares and the 4,000,000 shares issued by the Company to Bellhaven under the Exploration and Development Agreement are subject to lock-up provisions in that Bellhaven agreed to not sell any of these 6,000,000 shares during the one-year period commencing on April 14, 2009.  As of December 31, 2008 and to March 6, 2009, 1,333,333 shares of the 4,000,000 shares were held in escrow in accordance with the Exploration and Development Agreement, subsequent to which the 1,333,333 shares were released to Bellhaven and Cuprum

The Cerro Chorcha concession consists of 24,241.91 hectares (ha) in five rectangular blocks and is located in Chiriqui and Bocas Del Toro Provinces of Panama straddling the continental divide about 290 km west of Panama City as shown in the following map.

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

Currently, helicopter flights to the main Cerro Chorcha camp and work area arc out of Rambala, a small town 31 kilometers north of the camp. There is a dirt road from Rambala to the village of Soloy.  A foot trail leads from Soloy to the Cerro Chorcha camp.  This route requires one day and a half to traverse by auto and foot.

Elevations on the property range from about 600 meters to 2,213 meters at the top of Cerro Chorcha and slopes are steep. The higher elevations near the Continental Divide are often cloud covered generated by warm, moist Caribbean air that is lifted daily to cooler heights by air currents.  Due to the weather effects, access to the concession site by helicopter is best achieved in the early morning and in the late afternoon.

The mountain terrain is covered in high altitude rain forest with annual rainfall reported to be up to about six meters. Temperatures in this locality average 20° C to 25° C but during some months, temperatures can dip down to 5°C at night. Work on the concession site can be undertaken at any time of the year.

The main Cerro Chorcha exploration camp consists of four large all-weather buildings powered by a diesel generator. Within the region, personnel, supplies, fuel, water and sufficient space for a mining operation are readily available.

The Cerro Chorcha Mineral Exploration Concession (Contract # 006,2005) at Cerro Chorcha was granted to Cuprum on April 4, 2006, expires four years from the date of grant, and is renewable in four year increments.  This exploration concession is currently valid and in force.

The area falls under the local jurisdictions of the District of San Lorenzo in Chiriqui Province and the District of Chirqui Grande in the Province of Betas Del Toro.

Mineral title to Cerro Chorcha was previously held under Exploration Concession 93-71 (Geo-Minas, S.A.).  These concessions expired in 1999 and were officially cancelled by publication in the Official Gazette (No. 25,029) on April 15, 2004.  An application for a new concession (CRC-EXPL 2004-05) was accepted on May 17, 2004, in the name of Cuprum.

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

The owners of the former concession lodged legal complaints objecting to the cancellation of their concession and the re-application by Cuprum. All legal complaints opposing the cancellation of the concession have been rejected by the Supreme Court of Panama.  The new metallic mineral concession at Cerro Chorcha was granted to Cuprum and published in the Official Gazette (No. 25,517) on April 4, 2006.  A metallic mineral exploration concession is valid for four years, with extensions available for another four years.  There are various reporting requirements and a tax on the exploration concessions which begins at $0.50 per ha during the first year and increases to $1.50 per ha in year five. As of December 31, 2008 and through to the date of this filing, no amounts were due from the Company, as Cuprum was not an entity consolidated into the Company.  The next tax due on the exploration concessions will be due in year five, or 2010, which is estimated to be approximately $8,000.

The owner of the exploration mineral concession has an exclusive right to the application of an exploitation concession. The terms under which major projects proceed are negotiated with the government.

A portion of the Cerro Chorcha concession occurs on an autonomous aboriginal land reserve (Comarca) of the Ngobe-Bugle (see figure 2).  There are no permanent habitations in the area of the concession.

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

The Agreement (resolution #1 February 12, 2006) was signed by the President of the Regional Congress of the NoKribo Region (Mr. Enrique Pineda), the Chief of the NoKribo Region (Mr. Johnny Bonilla), and the president of the Local Congress of the Kanicintti District of the NoKribo Region (Mr. Julian Palacio) and, for Cuprum, the General Manager and Secretary of the Board of Directors (Mr. Alfredo Burgos).

Among the issues covered by the Agreement are: work progress, budgets and reporting; employment and training; land rentals and leasing; development programs; environment, education and culture; force majeure; settlement of conflicts; notification, continuity and applicable laws.

A joint committee was created by Cuprum and the peoples of the Comarca.  Monthly meetings of the committee are held to review development and to ensure continued mutual support. All work planned by the Company and Cuprum, to date, have been formally reviewed by and the approved by the operating committee.

The northwestern portion of the Concession is in the watershed of the Fortuna Hydroelectric Project. Significant development in the hydra-electric reserve area would require approval from Fortuna S.A. (a corporation composed equally of Americas Generation Corp. and the State of Panama) which purchased the publicly owned Institute deRecursos Hidro-electricos y Electrificacion (IE) in 1998.

The mineralized area, as presently known, is far outside of the reserve; in fact, it is on the other side of the Continental Divide from the Fortuna Project and therefore does not affect the catchment area.

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

The Palo Seco Forest Reserve is divided into various sub-zones, each of which has different levels of protection. The current management plan does not specifically address mineral exploration and development; however, the portion of the Palo Seco Forest Reserve nearest the Chorcha Project is assigned to a highly protected status with entry permitted only for scientific research. In the past exploration has been permitted within the limits of forest reserves, however, damages must be mitigated.

We believe that prior exploration work on Cerro Chorcha has not resulted in anything that could be considered to be an environmental liability.

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

The Porphyry copper deposits in Panama are associated with calc-alkaline intrusives. Panama hosts two 'world class' mineralized systems at Cerro Colorado and at Petaquilla, each containing in excess of one billion tonnes of mineralized rock.

At Cerro Chorcha, the main area of interest occurs within a composite intrusion, consisting of diorite, quartz diorite, and lesser amounts of monzodiorite. Small bodies and dykes of quartz feldspar porphyry and mafic dykes cut the various intrusive phases and are considered to be post-mineral.

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

There is a strong structural component to the more or less east-west trending mineralized body which is cut by conjugate NE-SW and NW-SE trending faults. By analogy with the Cerro Colorado porphyry copper deposit only 35 km to the ESE, it is thought that the porphyry copper mineralization at Cerro Chorcha is between three and five million years old.  There are scattered mineralized showings over the entire 242 square kilometer Cerro Chorcha concession.  Porphyry copper (Cu) mineralization with associated gold, silver and molybdenum occur at the main Cerro Chorcha zone (the Guariviara Zone) over an area measuring 1.1 kilometers by 500 meters.

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

Exploration by previous operators has included regional stream sediment geochemistry, prospecting, trenching, soil and rock chip sampling, aerial and ground geophysics, and the drilling of 35 drill holes aggregating 7,036 meters.  ASARCO Exploration Company of Canada Ltd. discovered the Guariviara Zone during a regional stream sediment program initiated in 1969. In 1976, exploration efforts included sampling, mapping and trenching resulted in defining porphyry copper mineralization grading greater than 0.2% Cu over an area of 600 meters by 300 meters. ASARCO mobilized a drill onto the property. Negotiations with the government to improve the terms of the concession agreement failed and the company abandoned the project without drilling. A total of over 400 samples were taken and assayed during the ASARCO tenure.

In the period from 1990 to 1992, Consultores Geologicos S.A. obtained a concession and confirmed the importance of the zone discovered by ASARCO.  In 1993, the original concession was grouped together in a land package measuring 24,350 ha in an agreement between Consultores Geologicos and GeoRecursos International SA. and the concession was transferred to Geo-Minas, S.A.  During 1993 a north-south grid was cut with 200 meter line spacing. A total of sixty-seven soil, 30 rock and 64 chip samples were taken as part of a regional prospecting program.

In the period from 1994 to 1995 GeoRecursos International S.A. and Arlo Resources (Arlo) expanded the grid, performed geochemical, geological, and magnetic surveys and regional prospecting work.  GeoRecursos and Arlo completed 27 helicopter-supported diamond drill holes on the Guariviara Zone for a total of 5,765 meters.

During 1997 and 1998, Cyprus Minera de Panama (Cyprus) obtained an option on the property. Cyprus expanded the grids, refined the geology of the deposit, mapped and sampled outlying zones, conducted airborne radiometric and magnetic surveys and drilled nine diamond drill holes for a total of 1,271 meters.  Cyprus left Panama and the concession remained dormant, finally being officially cancelled on April 15, 2004.

Following approval of the new Cerro Chorcha mineral concession, Cuprum and Belhaven undertook the construction of the Cerro Chorcha exploration camp and conducted a short program of geologic mapping and one-meter channel samples were collected from several zones of structurally-controlled quartz-magnetite stockwork that appears to host the high-grade copper-gold-silver mineralization. Reported grades within the stockwork zone returned a total of 61 meters at an average grade of 1.89% Cu, 1.44 g/t Au, and 23.28 g/t Ag.

Based upon the exploration work on the Cerro Chorcha concession, Bellhaven and Cuprum have procured a technical report on the property which was prepared in compliance with the National Instrument (NI) 43-101, “Standards of Disclosure For Mineral Projects” adopted by Canadian securities regulatory authorities.  However, a company reporting under the U.S. Securities Exchange Act of 1934 may not report resources designated under NI 43-101 based upon a pre-feasibility study.  In addition, to designate reserves under the Industry Guide 7 of the U.S. Securities and Exchange Commission, a final or bankable feasibility study is required.  Accordingly, while Bellhaven, Cuprum and the Company have used the NI 43-101 report in their evaluation of the property, they are not claiming or asserting any reserves for the Cerro Chorcha and it must be considered as an exploration property without any known resources.  The proposed program for the Cerro Chorcha concession is exploratory in nature.

Unless changes are required, the three-phase program of geologic investigation will be conducted with Cuprum serving as the operator. Apart from direct geologic work, each phase of the program includes the funding of some social program with the local indigenous groups.

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

Highlights from Hole CH-07-02 include:

From/To	Length	Copper	Gold	Silver

5.1 to 246 m	240.9 m	0.81%	0.08 g/t	2.9 g/t
16.7 to 807 ft	790.4 ft

including
5.1 to 130m	124.9m	1.32%	0.15 g/t	4.8 g/t
16.7 to 426.5 ft	409.8 ft

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

The copper mineralization at Cerro Chorcha is commonly found at the surface, and is known from previous and present drill results to extend to depths of at least 500 meters. The bulk of the mineralization in Holes CH-07-04 and CH-07-05 is associated with quartz-magnetite stockwork veins that are hosted by phyllic altered quartz diorite/monzodiorite porphyry that crops out over large areas within the Cerro Chorcha porphyry complex. Holes CH-07-04 and CH-07-05, as well as all previous assayed Holes, have bottomed in porphyry-style copper mineralization.

Hole CH-07-06 was drilled to test the eastward continuation and Hole CH-07-07 was drilled to test the northward continuation of both copper mineralization and the structurally-controlled quartz-magnetite-sulphide stockwork zones that have been observed on-surface and in previously reported Holes. These stockwork vein zones typically host higher grade copper-gold-silver mineralization than what is observed within the much larger mineralized Cerro Chorcha porphyry system.

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

All holes drilled appear to indicate potential for the extension of the higher grade zone at depth as evidenced by dipping mineralized structures observed in drill core and as shown on cross sections. This possibility will be explored to greater extent by the upcoming 15,000 meter drill program to begin in the second quarter of 2009.

The recently completed drill program gives better context to the probable continuity of higher grade stockwork and porphyry-style mineralization within areas of previously unexplained rock and soil geochemical anomalies surrounding the known Chorcha deposit. These anomalies are located within 0.5 to 1 kilometer to the north, south and east of the drill indicated resource, and are now being investigated by field crews to develop drill targets for the 2008 drill program. The updated NI-43-101 report, which was published in August 2008, will serve as the basis for the next 10,000 meter drill program planned for the second quarter of 2009. The purpose of the upcoming drill program will be to provide greater continuity to the geological model and to further define the mineralization at Cerro Chorcha which remains open in almost every direction, and to extend porphyry-style copper and gold mineralization to areas adjacent to and surrounding the known deposit.

Summary of 2007 Drill Hole Results:

Hole ID	From/To	Length		Copper	Gold	Silver

CH-07-01	0-239.4m	239.4	m	1.20%	0.23 g/t	6.1 g/t
CH-07-02	5.1-278m	272.9	m	0.73%	0.06 g/t	2.6 g/t
CH-07-03	4-319.9m	313.9	m	0.46%	pending	1.1 g/t
CH-07-04	0-445.78m	445.78	m	0.39%	0.07 g/t	1.4 g/t
H-07-04	0-445.78m	445.78	m	0.39%	0.07 g/t	1.4 g/t
CH-07-05	2-386.6m	384.6	m	0.43%	0.06 g/t	1.6 g/t
CH-07-06	0-346m	346	m	0.42%	0.05 g/t	1.4 g/t
CH-07-07	0-305.9m	305.9	m	0.57%	0.04 g/t	Pending
CH-07-08	0-270m	270	m	0.41%	0.06 g/t	pending
CH-07-09	4-295m	287	m	0.28%	0.04 g/t	1.5 g/t
CH-07-10	0-422m	419	m	0.19%	0.03 g/	Pending
CH-07-11	4-297.43m	293.43	m	0.33%	0.06 g/t	1.3 g/t

Copper values were obtained by ICP-MS from Acme Labs, Vancouver for Holes CH-07-01 to CH-07-06, and atomic absorption spectroscopy results were obtained by SGS Labs, Peru for Holes CH-07-07 to CH-07-11. Gold values were performed by fire assay prep and AAS finish. Silver values were obtained by utilizing ICP-MS analysis.

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

Phase Two will include the creation of access road into the Cerro Chorcha main zone This phase will include a 10,000 meter drill program of systematic drilling utilizing several diamond drill rigs.

Phase Three will concentrate on the completion of a bankable feasibility study by conducting the appropriate meters of drilling necessary to complete this task.

Throughout the exploration, all samples will be prepared and analyzed by an independent 1SOcertified laboratory.

Cuprum and Empire’s exploration work on the Cerro Chorcha project is supervised by Michael D. Druecker, Ph.D., P.Geo a Qualified Person as defined in NI 43-101.  Mr. Druecker has verified that trench and drill results have been accurately summarized from the official assay certificates provided to the Company.

Cuprum and Empire’s drilling sampling procedures follow the Exploration Best Practices Guidelines outlined by the Mining Standards Task Force and adopted by the Toronto Stock Exchange.  Samples have been analyzed by ICP (inductively coupled plasma/mass spectrometry), and gold analysis has been by fire assay with gravimetric finish on a 30 gram split.

Quality control measures, including check duplicates and sample standard-assaying are being implemented.  A chain of custody review has been completed to ensure the integrity of all sample data.  Samples were assayed by Acme Analytical Laboratories, independent of Cuprum and Empire.

On March 1, 2007, the Company entered into an agreement with Silver Global, S.A. ("Silver"), a Panamanian corporation.  Silver is controlled by Mr. Abraham Crocamo, its President.  There was no previous affiliation between Mr. Crocamo and the Company or the Nevada Subsidiary.  This agreement provides that Silver will perform consulting services for the Company related to the identification, location, definition of mineral business opportunities in Panama and introductions to persons or entities holding potential acquisition properties involving Panama Mineral Concessions and related services. Under this agreement:

•	The Company paid Silver a consultancy fee for $75,000 for services through February 29, 2008;

•
The Company may extend the agreement for a one-year term for each year after February 29, 2008, by paying a consultancy fee of $150,000 per year.  The Company has not renewed the agreement and does not intend to renew the agreement;

•
In addition to the cash consultancy fees, the Company will pay Silver a non-cash transaction fee for any transaction the Company makes involving acquisition of an interest in a Panamanian Mineral Concession, directly or indirectly in any form, with a party introduced to the Company by Silver. Each transaction will be as agreed between then and in the form of a percentage interest in the Mineral Concession interest acquired by the Company and/or stock of the Company; and

•
For the transaction fee for the Company, the Company has paid Silver 1,000,000 shares of the Company's common stock (issued as "restricted securities") and if the Company completes its acquisition of the 65% interest in Cuprum, it will transfer to Silver 7.5% of Cuprum's outstanding stock.  If the Company earns the additional 10% interest in Cuprum by obtaining the Bankable Feasibility Study, the Company will transfer to Silver 5% of Cuprum's outstanding stock. If the Company completes more than 50% of the full payment due to Bellhaven and Cuprum but not all and thus earns a reduced interest in Cuprum, the balance of the transaction fee to Silver will be proportionally reduced.  The Company did not complete its acquisition of the 65% interest in Cuprum under the terms of the Exploration and Development Agreement. Therefore, the Company does not expect to transfer any of Cuprum’s outstanding stock to Silver.

Panamanian Regulations

The operations being conducted on the Cerro Chorcha project by Cuprum are subject to the supervisory and administrative laws of Panama which govern mining activities.  In addition, these activities are governed by the terms and conditions of the exclusive mineral exploration agreement between Cuprum and the Regional Congress of the NoKaibo Region, the Chief of the NoKaibo Region and the Local Congress of the Kanicintti District of the NoKaibo Region as set out above.  The major Panamanian statutes applicable to these operations are the “Code of Mineral Resources,” the “General Corporation Law,” and the “General Environmental Law.”

Environmental Issues

Although our mineral activities are outside the United States and not subject to federal, state or local provisions regarding discharge of material into the environment, they are subject to all the environmental regulations of their respective locales.  However, since our proposed activities for the next several years are exploratory in nature, the effect of the regulations regarding the discharge of materials into the environment will not have a material effect upon the capital expenditures, earnings and competitive position of the Company and the Nevada Subsidiary. On December 13 2008, Cuprum submitted the Environmental Impact Study (“EIS”) for approval to the Autoridad Nacional del Ambiente of Panama (“ANAM”).  On March 9, 2009, ANAM rejected the EIS for various reasons.  The EIS was resubmitted for approval to ANAM on March 15, 2009, and to date, it is still pending.  The Company may not commence its drilling program until the EIS is approved.

Dongxing Venture

In 2006, the Nevada Subsidiary entered into a joint venture arrangement with Zhaoyuan Dongxing Gold Minerals Co., Ltd. ("Dongxing"), a Chinese legal entity formed under the laws of the PRC. The control person of Dongxing was at the formation of the joint venture and now is Quizhi Liu, its Chairman and President, who was and is not affiliated with the Company or the Nevada Subsidiary.  Under this arrangement, and after receiving the necessary business license in December 2006, Dongxing and the Nevada Subsidiary formed a Chinese entity for the venture under the China Company Law. The entity is named Zhaoyuan Empire Gold Co., Ltd. ("Zhaoyuan Co.").  As set out below, the results of the exploration work on the properties of Zhaoyuan Co. were less than anticipated and these properties are not presently considered material by the Nevada Subsidiary.  Unless Zhaoyuan Co. acquires other mineral prospects or additional geological work or its present properties produce beneficial results, we do not plan to invest any material amount of additional funds in this venture.  Under the present circumstances, it is unlikely we can salvage or recoup any material amount of this investment.  The material terms of the arrangements of this joint venture and the material related events to date of this Annual Report on Form 10-K are:

•	The formation of Zhaoyuan Co., in which the Nevada Subsidiary and Dongxing each have a 50% equity interest;

•
Dongxing contributed to Zhaoyuan Co. three mining licenses granted by the Shandong Land and Resources Administration Bureau on mineral properties located in the Shandong Province of China, along with certain mining equipment and instruments;

•	The Nevada Subsidiary contributed $500,000 (USD) to Zhaoyuan Co.;

•
The Nevada Subsidiary has exercised its right to appoint three of the five directors of Zhaoyuan Co. including the Chief Director and to appoint the General Manager and Chief Financial Officer and Dongxing has exercised its right to appoint the other two directors;

•	The joint venture has a term of 15 years commencing in December 2006;

•
The Nevada Subsidiary has the right and option to contribute an additional $500,000 to the equity capital of Zhaoyuan Co. as the mining activities progress, in which case the Nevada Subsidiary's equity interest in Zhaoyuan Co. would increase to 70% and Dongxing's equity interest would decrease to 30%;

•
If the Nevada Subsidiary has invested a total of $1,000,000 in Zhaoyuan Co. and either Dongxing or the Nevada Subsidiary invest any additional capital in Zhaoyuan, the investment would be in the form of non-interest bearing contributed capital which the investing party would have the right to recover from Zhaoyuan Co.'s tax free profits before any sharing of profits would be allocated to the Nevada Subsidiary or Dongxing;

•
The arrangement defines an area of mutual interest including all potential mineral properties in Zhaoyuan City in the Shandong Province other than the three properties contributed to Zhaoyuan Co. by Dongxing and a specific property therein on which an independent third party presently holds an Exploration License.

Following its formation as the joint venture company in December 2006, Zhaoyuan Co. initiated a program for the renovation, exploration and development of the Dongxing mine. The previous operations on this property involved mining production down to the 150 meter level. Our completed renovation program included:

•	General clean-up of the property, de-watering the mine and installation of underground electric and air systems;

•	Renovation and upgrading of the concentration mill located on the property;

•	Expansion of mine cross drifts at the 150 meter level; and

•	Completion of safety upgrades to the property followed by the acquisition of safety approvals from local authorities.

Zhaoyuan Co. then conducted an exploration program which included a 1,896.3 meter drill program initiated on May 5, 2007.  The program consisted of four holes that were to test the downward potential of gold bearing vein systems observed and previously mined from 0 to 150 meters depth.  The target depth of this investigation was between 250 meters and 500 meters.

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

At December 31, 2008 and through the date of this filing, operations of this venture have been limited, and is expected to be limited in the immediate future.

Tianjin Empire Venture

On November 21, 2006, the Nevada Subsidiary entered into a joint venture contract with Tianjin Institute of Geology and Mineral Resources ("Institute"), a Chinese legal entity, for the formation and operation of a mining joint venture in the form of a Chinese limited liability company to be named Empire (Tianjin) Resources Co., Ltd. ("Tianjin Empire"). Tianjin Empire was formed to conduct mineral exploration, development, and, if warranted, mining operations in the Inner Mongolia Autonomous Region of Tianjin Province in the People's Republic of China ("Cooperation Area").  As of December 31, 2008 and through the date of this filing, the Institute has not yet transferred to Tianjin Empire the mineral properties the Institute is to contribute to the capital of Tianjin Empire, as set out below. The material terms of this contract and the related material events to the date of this Annual Report on Form 10-K are:

•
The execution of the contract on November 21, 2006 followed by the application for the required business license for Tianjin Empire for its formation and operation which license was granted in April 2007;

•
The Institute is to contribute capital to Tianjin Empire in the amount of Renminbi (the main currency used in China) totaling approximately $300,000.  It is intended that the Institute’s capital contribution will be made in the form of the transfer to Tianjin Empire of mineral resources exploration licenses on properties located in the Cooperation Area.  Any properties transferred will be valued for purposes of the Institute’s capital contribution by mutual agreement of the Institute and the Nevada Subsidiary.  The Institute is obligated to transfer the properties for its capital contribution to Tianjin Empire.  As of December 31 2008 and through April 15, 2009, the Institute has not presented the mineral properties and their valuations for transfer to Tianjin Empire under the terms of the agreement for this venture;

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

The Institute (through an affiliate) received its business license on four mineral prospects on April 13, 2007.  The business license expires in April 2037.  However, the Institute has not completed all the valuations of the properties for purposes of transferring the properties to Tianjin Empire to make its capital contribution.  If the Institute’s capital contribution is not made timely, it is the intention of the Company to terminate its participation in the Tianjin Empire venture and reclaim all unused prior cash contributions made by the Company.

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

Chinese Regulations

Under the amended “Mineral Resources Law of the PRC,” which became effective as of January 1, 1997, all mineral resources of the PRC are owned by the state. The Ministry of Land and Resources (“MLR”) is responsible for the supervision and administration of the mining and exploration of mineral resources nationwide. The geology and mineral resources departments of the Chinese government in the respective provinces, autonomous regions and municipalities are responsible for the supervision and administration of the exploration, development and mining of mineral resources within their own jurisdictions. The companies engaged in the mining or exploration of mineral resources must obtain mining and exploration licenses, as the case may be, which are transferable for consideration only in certain circumstances as provided under PRC laws, subject to approval by relevant administrative authorities.

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

Holders of exploration licenses and holders of mining licenses are subject to exploration right usage fees and mining right usage fees, respectively. In accordance with the “Administrative Measures on Registration of Mineral Resources Exploitation”, mining right usage fees are payable on an annual basis. The rate of mining right usage fee is RMB1,000 per square kilometers of mining area p.a. On the other hand, in accordance with the “Administrative Measures on Registration of Tenement of Mineral Resources Exploration and Survey,” exploration right usage fees are calculated according to the size of the exploration area and are payable on an annual basis. The rate of exploration right usage fees for the first year to the third year of exploration is RMB100 per square kilometers of exploration area p.a.  From the fourth year of exploration onwards, the rate increases by RMB100 per square kilometers of exploration area p.a. However, the annual maximum rate may not exceed RMB500 per square kilometers of exploration area. In addition, according to the amended “Administration Regulation for Collection of Mineral Resource Compensation Fee,” which became effective as of July 3, 1997, holders of mining licenses are subject to mineral resource compensation fees, which accounts for a certain percentage of the sales revenue of such holders. The mineral resource compensation fee is paid on a half-yearly basis.

An exploration license must be obtained before carrying out exploration activities. In accordance with the “Administrative Measures on Registration of Tenement of Mineral Resources Exploration and Survey,” the applicant must submit the following documents to the MLR or its local branch for the exploration license: (i) an application form for registration and a drawing or map indicating the scope of the blocks for which the applicant is applying; (ii) a copy of the certificate validating the qualification of the exploration unit; (iii) an exploration working plan and an exploration contract or documents evidencing that the exploration unit and project are entrusted by the State; (iv) an implementation proposal for the exploration, and its appendixes thereto; (v) documents of proof showing the source of the funds for the exploration project; and (vi) materials otherwise required by the relevant authority.

After all related documents required by the authority have been provided and submitted, the respective authority shall make a decision within 40 days and notify the applicant of the result. If the application is approved, the applicant must pay the exploration right usage fee before obtaining the exploration license, which is calculated according to the size of the exploration area. The fee is payable on an annual basis.

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

The holder of an exploration license is obliged to, among other things: (i) begin exploration within the prescribed term, (ii) explore according to a prescribed exploration work scheme, (iii) comply with Chinese laws and regulations regarding labor safety, water and soil conservation, land reclamation and environmental protection, (iv) make detailed reports to local and other licensing authorities, (v) close and occlude the wells arising from exploration work, (vi) take other measures to protect against safety concerns after the exploration work is completed, and (vii) complete minimum exploration expenditures as required by the “Administrative Measures on Registration of Tenement of Mineral Resources Exploration and Survey.”

In accordance with the “Administrative Measures on Registration of Mineral Resources Exploitation,” to apply for the mining license, the applicant must submit the following documents to the MLR or its local branch: (i) an application form for registration and a drawing or map indicating the scope of the mining area; (ii) certificate validating the qualification of the applicant; (iii) a plan for development and utilization of the mineral resources; (iv) approval documents for establishment of the mining company; (v) an environment influence evaluation report for the exploitation of the mineral resources; and (vi) materials otherwise required by the relevant authority.

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

Following documents must be submitted to MLR or its local branch to transfer an exploration or mining license: (i) a transfer application form; (ii) transfer agreement signed between the transferor and transferee; (iii) qualification certificates of the transferee; (iv) certificates proving that the transferor has meet the relevant requirements for transferring exploration license or mining license; (v) report regarding the exploration or mining status of the mineral resources; and (vi) materials otherwise required by the relevant authority. Additionally, when a state-owned company transfers its mining license, approval document regarding the mining license transfer issued by its governing authorities should also be submitted.

Speculation in exploration and mining rights is prohibited. The penalties for speculation are that the rights of the speculator may be revoked, illegal income from speculation confiscated and a fine levied.

According to the “Provisions on the Administration of Gold Operating Permit,” the applicant for mining of gold minerals must submit the following documents to the National Development Reform Commission (“NDRC”): (i) an application form for exploitation of gold minerals; (ii) a formal map indicating the scope of the mining area; (iii) file records or the approval documents regarding the ore reserves report; (iv) an environment influence evaluation report approved by competent environment protection authorities; (v) the contract and the articles of association of the company and the approval for establishment of the company, if the applicant is a company limited by shares; and (vi) the awards rendered by relevant authorities in respect of any boundary dispute concerning the mining area.

The valid period for a Gold Operating Permit varies from five years to fifteen years, depending upon the production size of the mine. An application must be submitted to the NDRC for renewal of the Gold Operating Permit at least 30 days prior to the expiration date stipulated thereon.

The holder of a Gold Operating Permit is entitled to exploit gold mineral resources in the areas specified in the Gold Operating Permit, subject to obtaining a corresponding mining license.

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

Plan of Operation

During the 12 month period commencing January 1, 2009, the Company will concentrate its efforts on the Panamanian copper prospect and the Tianjin venture,  and in obtaining additional capital necessary to finance its operations.  It will also continue to evaluate additional mineral acquisitions.

If the Institute presents an evaluation satisfactory to the Nevada Subsidiary of the properties under its business licenses and transfers the properties and licenses to Tianjin Empire, it will initiate an exploration program for these properties.  If the properties are not so transferred to Tianjin Empire, the Company presently intends to terminate this venture and not invest any additional funds in it.  We have developed a prepared exploration plan for Tianjin Empire which includes (i) a review and evaluation of geophysical, geochemical and geologic surveys conducted by the Institute on the areas in which the proposed properties are located during the spring of 2009; (ii) exploration work including geological mapping, sampling, trenching and ground geophysical surveys; (iii) drilling to test high chargeability anomalies where warranted by other exploration results; and (iv) evaluation of exploration results to determine feasibility of additional exploration and/or development work.  This exploration program would be conducted over the winter of 2009 and has a tentative budget of $1,000,000.  Based on the information available from the surveys conducted by the Institute on the areas in which the proposed properties are located, the properties are considered prospects for gold and other minerals.

The Company will concentrate its efforts on the completion of the phase two of the exploration work on the Panamanian Cerro Chorcha property.  The program, due to be continued in May 2009, calls for:  (i) obtaining approval of the EIS from ANAM; (ii) the drilling of approximately 10,000 meters which will begin in May 2009; (iii) further ground exploration work and topographic survey; (iv) airborne geophysical surveys (magnetic and electromagnetic); (v) environmental assessments of and work on access trails to and on the property; and (vi) create a three-dimensional model of the property based on old and new drilling results.  It is estimated that phase two of the exploration program will be completed by or during the fourth quarter of 2009.  The program is estimated to cost $5,000,000 through October 2009.

The Company will have to raise additional capital of approximately $7,000,000 to finance all of its operations through 2009.  There are presently no firm arrangements under which any capital can be obtained.

Personnel

The Company presently employs three full time employees, Pinchas Althaus, the Chairman and Chief Executive Officer, Chaim Lebovits, the President, and Diego Roca, the Chief Financial Officer and Executive Vice President.  The Company anticipates hiring additional personnel for administrative and financial functions during the year ended 2009.

Item 1A.   Risk Factors.

This report contains statements concerning our future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." Our ability to do this has been fostered by the Private Securities Litigation Act of 1995, which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective statements identifying important factors that could cause actual results to differ materially from those discussed in the report. In addition, the Company's status as an exploration and development company without any present revenue producing operations increases the risks involved in an investment in the Company.  These factors affecting us include, but are no limited to, the following:

PROPOSED OPERATIONS ARE DEPENDENT UPON OUR ABILITY TO RAISE A MATERIAL AMOUNT OF CAPITAL.

We are involved in the business of locating, acquiring, exploring, developing and operating mineral prospects and properties and have no present revenue producing operations. Our present contractual obligations require that we expend a total of approximately $500,000 over the next 12 months, to complete our minimum investments in the Chinese venture.  We also plan to execute and complete a drilling program on our Panama site which will require an additional $5,000,000 over the next 12 months.  In addition, there is no assurance that the expenditures of these funds will develop any of our mineral prospects to the point they may become revenue producing. The time and capital required for the exploration and development of production from mineral properties are intensive.  Even if the results of our exploration and development activities are successful, we may still face material additional capital requirements to be able to achieve economical operations.  In addition, due to the current condition of the illiquid capital markets, we may face additional challenges in raising a material amount of capital.

WE HAVE NO PRESENT SOURCE OF REVENUE AND ARE DEPENDENT UPON RAISING ADDITIONAL CAPITAL TO FINANCE CONTINUED OPERATIONS.

We have no present source of revenue. The lack of successful results in our exploration program of Zhaoyuan Co. has eliminated our only immediate potential source of revenue. We are dependent upon our ability to raise additional capital to finance our operations including our administrative operating costs which are estimated at $7,000,000 for the 12 months commencing January 1, 2009.  Under our present program, it will likely be several years before we develop any revenue, even if our mineral exploration programs are successful, of which there is no assurance.

OUR COMMITMENTS TO REGISTER SHARES FOR SALE BY SELLING SHAREHOLDERS WILL ADVERSELY AFFECT OUR ABILITY TO RAISE NECESSARY CAPITAL.

We have contractual commitments to file a Registration Statement under the Securities Act of 1933 for the sale by certain of our shareholders of 6,093,333 shares of outstanding common stock and 2,807,500 shares of common stock underlying warrants issued or to be issued.  In addition, we have agreed to include additional shares of common stock in any such Registration Statement for other outstanding shares or shares underlying warrants or convertible notes on a "piggyback basis."  The offering of these shares under the Registration Statement will adversely affect our ability to raise additional capital. During the year ended December 31, 2008, we incurred $25,600 in penalties for failing to register the shares issued to Bellhaven, pursuant to the Exploration and Development Agreement.

WE FACE A SIGNIFICANT RISK OF THE LOSS OF OUR INVESTMENTS IN OUR CHINA PROJECTS.

We have invested $500,000 in the Zhaoyuan Co. joint venture and $500,000 in the Tianjin Empire joint venture.  The results of the exploration program of the Zhoyuan Co. were negative and unless further geological work is successful or it can find another mineral prospect in the area, the venture will be terminated.  The failure of the Institute (our Chinese partner in the Tianjin venture) to transfer mineral properties has imperiled the future of this venture.  There is a significant risk that we may lose both of these investments.

ALL OF OUR PRESENT OPERATIONS ARE IN FOREIGN COUNTRIES WITH RESULTANT RISKS AND UNCERTAINTIES.

Our present mineral operations are in the PRC and Panama. Accordingly, we are subject to risks and uncertainties involved in such foreign operations including:

•	Difficulties in language communications and these arising out of cultural differences may adversely effect our operations;

•
The laws of the PRC and Panama will govern our material agreements and operations. Their systems of laws and the enforcement thereof may not be as certain in implementation and interpretation as those in the United States;

•
Substantially all of our non-cash assets will be located outside of the United States. Accordingly, we may not be able to enforce any judgments of any United States courts predicated upon United States laws on state laws, including securities laws;

•
The value of the "Renminbi" ("RMB") fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. The conversion of RMB into foreign currencies such as the United States dollar has be generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, the PRC recently adopted a floating rate with respect to the RMB, with a 0.3% fluctuation. While most of the Company's business conducted inside the PRC will use the RMB, changes in the exchange rate between it and other currencies may have a material adverse effect on our business; and

•
The RMB is not presently a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in the U.S. dollar. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government's control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the RMB into foreign currencies. We believe we will be required to apply for "Foreign Exchange" remittance of foreign currencies for payment of dividends and other distributions and such may be affected without requiring the approval of SAFE.  However, even then, some items as direct investments, loans, securities, and the like still require the approval of SAFE. We may not be able to obtain a certificate or the current foreign exchange measures may be changed in a way that will make payment of dividends and other distributions outside China more difficult or unlawful. In that case, of we intend to distribute profits outside of the PRC, we may not be able to obtain sufficient foreign exchange to do so.

THE MINERAL INDUSTRY IS SUBJECT TO INTENSIVE AND INCREASING GOVERNMENTAL REGULATION WHICH MAY ADVERSELY AFFECT OUR OPERATIONS.

All of our mineral operations will be subject to intensive and increasing governmental regulations, including those involving environmental, labor, waste management, environmental restoration, property ownership rights, and health and safety matters.  Our Chinese operations are subject to the supervisory and administrative laws and regulations administered and/or issued by the Ministry of Land and Resources of the PRC and by the geology and mineral resources departments of the respective provinces, autonomous regions and municipalities in which properties are located.  Exploration activities are conducted under licenses granted under the “Administrative Measures on Registration of Tenement of Mineral Resources Exploration and Survey” which also provides for supervising and taxing those activities.  The “Administrative Measures on Registration of Mineral Resources Exploration” regulates mining activities, including their licensing, supervision and taxation.  These two laws require that all exploration and mining activities comply with all national and local laws and regulations governing labor safety, water and soil conservation, land reclamation and environmental protection.  See Chinese Regulations above.  The operations being conducted in Panama on the Cerro Chorcha prospect by Cuprum are subject to the laws of Panama relating to mineral activities and to the terms of the exclusive exploration agreement included as part of the Panamanian mineral concession.  See Panamanian Regulations above.  Compliance with the applicable regulations, which are only likely to increase in the future, may adversely impact mining operations and their results. Since we will be operating in foreign jurisdictions, these adverse effects may be magnified.

WE WILL BE DEPENDENT UPON THE SERVICES OF OTHERS IN OUR MINERAL OPERATIONS.

We will be dependent upon the services of others, including our joint venture partners and independent third parties in our exploration, development and mining operations. Our activities will be limited to supervision of and raising capital for the mineral activities. This diminished control over daily activities may adversely affect our operations.

WE HAVE NO PRESENT ESTABLISHED ECONOMIC ORE RESERVES AND NO ASSURANCE WE CAN DEVELOP ANY.

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

MINERAL MARKET PRICES ARE SUBJECT TO FLUCTUATIONS WHICH MAY ADVERSELY AFFECT OUR OPERATIONS.

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

THE CERRO CHORCHA PROJECT INVOLVES A LARGE EXPLORATION PROPERTY IN AN ISOLATED UNDEVELOPED AREA REQUIRING LARGE TIME EFFORT AND CAPITAL EXPENDITURES.

The Cerro Chorcha property is a large exploration prospect located in an isolated undeveloped area. The exploration program will require the expenditure of large amounts of capital over a period of several years.  If the results of the initial exploration work are satisfactory, we will have to build access roads to and on the property to be able to complete the exploration program. If the completed exploration program is successful, we will then be faced with the necessity to complete the planning for the development of the property to the extent necessary to support a final or bankable feasibility study.  During this period we will be subject to the potential adverse impact of factors beyond our control on the project; i.e., the decline in the price of the targeted minerals.

DEVELOPING OPPOSITION TO MINING ACTIVITIES IN PANAMA BY ENVIRONMENTAL GROUPS MAY ADVERSELY AFFECT THE COMPANY’S CERRO CHORCHA PROJECT

Panama is experiencing a developing opposition to mining activities by environmental groups.  These activities have increased in response to alleged illegal environmentally damaging activities by other mining entities.  Although the Company’s plans call for its activities to be conducted in not only a legal manner but an environmentally friendly one, its activities may be impeded or adversely affected by this growing mining opposition movement.

WE HAVE NOT OBTAINED AN APPROVED ENVIRONMENTAL IMPACT STUDY FROM PANAMA’S NATIONAL ENVIRONMENTAL AUTHORITY

On December 13, 2008, Cuprum submitted the Environmental Impact Study (“EIS”) for approval to the Autoridad Nacional del Ambiente of Panama (“ANAM”).  On March 9, 2009, ANAM rejected the EIS for various reasons.  The EIS was resubmitted for approval to ANAM on March 15, 2009, and is pending approval.  The Company may not commence its drilling operations until the EIS is approved.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Company has no material physical properties. Its material assets consist of cash, cash equivalents, its stock ownership of the Nevada Subsidiary and its contractual rights under the Panamanian project. The material assets of the Nevada Subsidiary consist of cash, cash equivalents, and its contractual rights in the two Chinese joint ventures.

Item 3 Legal Proceedings.

On December 24, 2008, the Company commenced an action in the Supreme Court of the State of New York, County of New York against Saddle Associates, Inc. Frank Magliato, Walter Reissman, and certain other defendants (the "Action"), which sought injunctive relief and damages arising from, among other things, breach of contract, breach of fiduciary duty, negligence and fraud carried out separately and collectively by all defendants in connection with the improper transfer of the Company's stock to all defendants, with the exception of one defendant, which acted as a clearing house for the stock transfers.

On December 24, 2008, the Court temporarily enjoined all defendants from, among other things, transferring or selling any of the Company's stock.  On or about February 11, 2009, the parties negotiated a settlement agreement, which was fully executed by all defendants, excluding two defendants one of which acted as a clearing house.  The Company anticipates voluntarily dismissing all claims against these two defendants.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities.

During the year ended December 31, 2008, the Company's common stock was quoted in the National Daily Quotation Sheets (commonly referred to as the "Pink Sheets") published by the National Quotation Bureau and the Over-the-Counter Bulletin Board (commonly referred to as the “Bulletin Board”).  From January 1, 2008 to October 17, 2008, the Company’s common stock was quoted on the Pink Sheets.  From October 18, 2008, the Company’s common stock is quoted on the Bulletin Board.

The following table sets forth the high and low bid of the common stock in the Pink Sheets and the Bulletin Board for the periods indicated. The bid price represents prices between dealers, which do not indicate retail markups, markdown or commissions and the bid prices may not represent actual transactions:

Quarter Period	High	Low

January - March 2007	$4.00	$1.21
April - June 2007	2.50	1.50
July - September 2007	2.25	1.50
October – December 2007	2.00	1.40
January - March 2008	1.70	0.15
April - June 2008	1.01	0.15
July – September 2008	0.51	0.25
October – December 2008	0.45	0.08

The number of record holders of our common stock at April 10, 2009 was 143.  Additional owners of the common stock hold their shares in street name with a brokerage firm and a depository firm.

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

Item 6.  Selected Financial Data.

Not applicable to smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of
              Operations.

 Our actual results could differ materially from those reflected in these forward-looking statements as a result of certain factors that include, but are not limited to, the risks discussed in the Section entitled “Risk Factors.” Please see the statements contained under the Section entitled “Forward-Looking Statements.”

Except for historical information, the following Management’s Discussion and Analysis contains forward-looking statements based upon current expectations that involve certain risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital, (g) our lack of operational experience and (h) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur as projected.

Recent Events

Since the end of the fiscal year 2008, the following events have occurred:

Certain officers and directors resigned from their respective positions at the Company, which are as follows: On January 31, 2009, Mr. James Gorman, the Company’s Chief Operating Office, resigned from his position.  On February 5, 2009, Mr. Pinchas Althaus, former Chief Executive Officer, resigned from his position but continued to serve as a Director and Chairman of the Board.  On the same day, the Company’s Board of Directors appointed Mr. Manuel Paredes, as the Company’s new Chief Executive Officer.  On February 6, 2009, Mr. Bruce Minsky, a member of the Company’s board, voluntarily resigned.  On March 20, 2009, Mr. Paredes resigned from his post and 833,000 shares of the Company’s common stock received by Mr. Paredes on February 5, 2009, were returned to the Company for cancellation.  Contemporaneously, Mr. Althaus resumed the position of CEO.  On April 14, 2009, Mr. Daniel Ayalon , a member of the Company’s Board, voluntarily resigned.

On April 14, 2009, the Company and Bellhaven completed a transaction under a Stock Purchase Agreement between them pursuant to which the Company acquired sole ownership of all the outstanding stock of Cuprum for $1,500,000 in cash and 2,000,000 shares of the Company’s common stock.  The officers and directors of Cuprum were replaced by the officers and directors of the Company and the March 6, 2007 Exploration and Development Agreement between the Company, Bellhaven and Cuprum was terminated.  In addition, the Company and Bellhaven mutually released each other from all obligations and/or liabilities.

Going Concern

The report of our independent auditors in our December 31, 2008, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations and an accumulated deficit of $17.8 million at December 31, 2008. Our ability to continue as a going concern will be determined by our ability to raise adequate funds and conduct one or more successful exploration programs. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the consolidated financial statements, and several of those critical accounting policies are as follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the fair value of warrants and stock issued for services as well as various accruals, and long term investment.  Accordingly, actual results could materially differ from these estimates upon which the carrying values were based.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows: (i) Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; (ii) Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments; and (iii) Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.  As of December 31, 2008 and 2007, the Company invested $7,577,385 and $2,720,279, respectively to Cuprum Resources Corp. (“Cuprum”). Since there is no quoted or observable market price for the fair value of similar investments in long term joint ventures, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contributed to the investment.  The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with SFAS 157.

Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123(R) (“SFAS 123R”), Share-Based Payment. SFAS 123R requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under SFAS 123R, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Further, for stock, options, and warrants issued to service providers and founders, the Company follows SFAS 123R and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires recording the options and warrants at the fair value of the service provided and expensing over the related service periods.

Foreign Currency Translation

The reporting currency of the Company is the US dollar.  Zhaoyuan Co. and Tianjin Empire use the RMB as their functional currency.  Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at the historical exchange rates.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60. The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in SFAS 163, issued by enterprises included within the scope of SFAS 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS No. 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not expect the application of SFAS 163 will have a material impact on the Company’s consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-5 (“EITF No. 07-5”) Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the warrants transactions.

In June 2008, FASB issued EITF Issue No. 08-4 (“EITF No. 08-4”), Transition Guidance for Conforming Changes to Issue No. 98-5. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company’s management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the warrants transactions.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

Expenses for the Year ending December 31, 2008 vs. December 31, 2007

The following table presents our consolidated statements operations, as a percentage of loss, for the periods indicated.

	For the year ended		For the year ended
	December 31, 2008		December 31, 2007
REVENUE	-	Nil	-	Nil
EXPENSES
Research & development	$139,206	1.81%	$381,662	4.79%
Consulting fees	1,362,820	17.72%	3,000,872	37.67%
Professional fees	349,968	4.55%	497,812	6.25%
Other employee compensation	1,276,995	16.61%	604,369	7.59%
Directors compensation	2,397,603	31.18%	-	Nil
General & administrative	1,241,765	16.15%	1,213,514	15.23%
Loss from expected services not received	-	Nil	2,205,492	27.69%
Liquidated damage expense	331,650	4.31%	-	Nil
TOTAL EXPENSES	$7,100,007	92.33%	$7,903,721	99.22%

Other expense (income)	610,545	7.94%	90,135	1.13%
LOSS BEFORE INCOME TAXES	7,710,552	100.27%	7,993,856	100.35%
Income tax benefit (expense)	-	Nil
Other comprehensive loss (income)	(21,235)	-0.27%	(27,817)	-0.35%
COMPREHENSIVE LOSS	$7,689,317	100.00%	$7,966,039	100.00%

Research and development costs decreased by $242,456, or 64%, to $139,206 for the year ended December 31, 2008 as compared to $381,662 for the year ended December 31, 2007.  The principal reason for this decrease was due to decreased exploration activity, primarily the Dongxing joint venture.

Consulting fees decreased by $1,638,052, or 55%, to $1,362,820 for the year ended December 31, 2008 as compared to $3,000,872 for the year ended December 31, 2007. The principal reason for this decrease was due to referral fees paid in 2007, not being incurred in 2008.  In addition, during the year ended December 31, 2007, we incurred consulting costs pursuant to the signing of the Exploration and Development Agreement entered into by us and Bellhaven.

For the year ended December 31, 2008, professional fees decreased $147,844 or 34%, to $349,968 as compared to $497,812 for the year ended December 31, 2007.  This decrease for the year period is due to accounting and legal fees related to the issuance of 2007 first quarter financial statements, audited financial statements for the period ending December 31, 2007, and the filing of our Form 10-SB during the year ended December 31, 2007.

For the year ended December 31, 2008, other employee compensation expense totaled $1,276,995 as compared to $604,369 for the year ended December 31, 2007.  This increase of $672,626 is due to the grants of stock options under the 2007 Employee Incentive Plan and shares of common stock, to our management, directors and an employee.

For the year ended December 31, 2008, director’s compensation expense totaled $2,397,603 as compared to $0 for the year ended December 31, 2007.  This increase of $2,397,603 is due to the issuance of shares, stock options and cash payments to the directors of the company for past services.  The shares were issued at a value of $0.50 per share.

For the year ended December 31, 2008, liquidated damage expense totaled $331,650 as compared to $0 for the year ended December 31, 2007.  This increase of $331,650 is due to the penalties incurred pursuant to the Special Warrants issued and the penalties incurred pursuant to the registration rights clause in the Exploration and Development Agreement entered into by Bellhaven and us.

Liquidity and Capital Resources

Cash and Working Capital

We had an increase in working capital of $2,656,641 as of December 31, 2008 compared to December 31, 2007.  This was due to an increase in current assets of $2,687,718 and an increase in current liabilities of $31,077 for the year ended December 31, 2008. We had an accumulated deficit of $17,828,080 from the date we exited bankruptcy proceedings in October 2004 to December 31, 2008.  We have no contingencies or long-term obligations.  However, in 2008, we did incur a short-term loan at our Dongxing venture in the amount of $76,000.

We had a cash balance of $3,607,590 and $878,116 on December 31, 2008 and December 31, 2007, respectively.  For the year ended December 31, 2008, we had a net increase in cash of $2,729,474.  For the year ended December 31, 2007, we had a net decrease in cash of $155,783.

On January 22, 2008, we received $350,000 from the issuance of a Convertible Promissory Note (“Note”).  The Note was payable in 30 days and had interest at a rate of 6% annum.  We also incurred additional fees associated with the Note in the amount of $33,000.  The holder had the option to convert the principal amount for shares of our common stock at a rate of $1.00 per share.  On February 22, 2008, we executed an Amendment to the Note (“Amendment”). Pursuant to the Amendment, the maturity date was extended to May 31, 2008 (“Amended Maturity Date”), bearing interest at a rate of 6% annum.  On April 25, 2008, we executed Amendment No. 2 to the Note (“Amendment 2”).  Pursuant to Amendment 2, the maturity date was extended to July 31, 2008 (“Amended Maturity Date 2”), bearing interest at a rate of 6% annum.  We also incurred additional fees associated with Amendment 2 in the amount 250,000 shares of our common stock.  On July 22, 2008, we repaid the full principal amount of the Note.

On March 10, 2008, we received $1,650,000 pursuant to a Loan Agreement with Balstone Investments Ltd.  The loan had interest at a rate of 3-monthly LIBOR plus 1% and was payable in full on September 11, 2008.  As security for the prompt and complete payment of the loan, a personal guarantee was granted by our Chief Executive Officer which included a share charge over his entire shareholdings in the Company.  On July 28, 2008, we repaid the full amount of the loan including interest.

On July 14, 2008 we received $8,523,200 which represented the first tranche of proceeds  pursuant to a private placement entered into by us on July 10, 2008, in the form of a binding Term Sheet for 21,840,000 units in the aggregate consisting of 21,840,000 shares of common stock (the “Common Stock”) of the Company, warrants to purchase up to 10,920,000 shares of Common Stock at an exercise price of $0.46 per share and warrants to purchase up to 3,283,000 shares of Common Stock at an exercise price of $0.50 per share to certain accredited investors and to non-US persons for total gross proceeds to the Company of $10,046,400.  The second tranche of proceeds in the amount of $1,523,500 was received in full, on October 3, 2008.

Internal and External Sources of Liquidity

Over the next 12 months period, we plan to fund our operations through the sale of common stock, common stock with warrants, convertible debt, or conventional debt.

Contractual Obligations

We have no commitments for capital expenditures.

We do not engage in hedging transactions and we have no hedged mineral resources.

We were, and are, committed to making certain exploration work expenditures and option payments pursuant to the Tianjin joint venture agreement signed at December 31, 2007, over the forthcoming 12 months period:

TIGMR Project:

•
Joint Venture Contribution (Installment 3) due subsequent to transfer of the licenses by TIGMR; we are currently negotiating an amendment to the Joint Venture agreement with our Joint Venture Partner in order to obtain an extension for the payment of our Joint Venture contribution.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements. We do not engage in hedging transactions and we have no hedged resources.

Item 7A.  Quantitative and Qualitive Disclosures About Market Risk.

Not applicable to smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements appear beginning at page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as required by Sarbanes-Oxley (“SOX”) Section 404 A. The Company’s internal controls over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were ineffective in detecting inappropriate application of U.S. GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that could have been considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management identified as material weaknesses under COSO and SEC rules were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer (who is also its Executive Vice President, Corporate Secretary and Treasurer) in connection with the preparation of our financial statements as of December 31, 2008, and communicated the matters to our Board of Directors.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results. However, management believes that the lack of a well functioning audit committee may have resulted in ineffective oversight in the establishment and monitoring of certain internal controls and procedures, which could impact the Company's financial statements in future years.

We are committed to improving our financial controls. As part of this commitment, we plan to create a position to  segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds become available to the Company: i) Appointing members of our Board of Directors to the audit committee of the Company resulting in a fully functioning audit committee who would undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management believes that the appointment of directors, to a fully functioning audit committee, would remedy the lack of a functioning audit committee. In addition, management believes that preparing and implementing sufficient written policies would remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that when funds become available the hiring of additional personnel who have the technical expertise and knowledge would result in proper segregation of duties and provide more checks and balances. Additional personnel would also provide the cross training needed to support the Company if personnel turn over occurs. This coupled with the appointment of additional outside directors would greatly decrease any control and procedure issues the company might encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position

Pinchas Althaus	34	Chairman of the Board, Chief Executive Officer and Director

Chaim Lebovits	38	President and Director

Diego Roca	41	Executive Vice-President, Chief Financial Officer, Treasurer and Director

Grant Ewing	47	Director

Daniel Ayalon	53	Director

Pinchas Althaus has served as a director and as the President of the Nevada Subsidiary since March 2006. He has been a director and President of the Company since February 2007. From October 2004 to April 2006, he was employed as the Chief Operating Officer for Golden River Resources, a mining and mineral exploration company of Melbourne, Australia.  From February 2004 to October 2004, he was employed as the Director of Business Development for Golden River Resources.  From February 2003 to December 2003, he served as the Director of Business Development for Tahera Diamond Corporation of Toronto, Canada. From February 2000 to February 2003, he was the Director for Business Development for Ambient Corp. Mr. Althaus attended the Rabbinical College of Israel from which he received Rabbinical Certification in 1994.

Chaim Lebovits has served as the Company’s President and a director since July 30, 2008.  For close to a decade, Mr. Lebovits has been in the business of mining and natural resource management in Africa.  In December 2005, Mr. Lebovits, founded ACC Holdings International. ACC Holdings is a holding company which  controls three subsidiaries: (i) C&L Natural Resources; (ii) ACC Resources; and (iii ) ACCBT Corp. C&L Natural Resources  is an oil exploration company in West Africa and is the operator for an oil and gas field offshore Abidjan, Ivory Coast.  ACC Resources holds 12 permits for gold exploration in Burkina Faso. ACCBT invests in new and emerging biotechnology companies. In July 2007, Mr. Lebovits was appointed the President of BrainStorm Cell Therapeutics, Inc. (BCLI.OB) ACCBT is the majority shareholder of Brainstorm and has the right to nominate a certain percentage of the members of the Board of Directors of BrainStorm Cell Therapeutics.

Diego E. Roca served as a director and the Chief Financial Officer, Executive Vice President and Treasurer of the Nevada Subsidiary from May 2006 on a part-time basis. In March 2007, he assumed these positions on a full time basis for the Company and the Nevada Subsidiary. He has over 15 years of experience in financial management, operations, public (SEC) filings, cash management and internal controls including 9 years ending in 2004 with Digitec 2000, Inc.  There he began as Digitec's Controller, progressing to Chief Operating Officer and Senior Vice President and Chief Financial Officer. From November 2004 until February 2007, Mr. Roca served as a consultant to various companies, including working with Empire Minerals on a part-time basis.  He was the Chief Executive Officer and a Director of Trimax Corp. for the month of July 2004.  Mr. Roca received a Bachelor of Science degree in Accounting from Queens College in 1992.

Daniel Ayalon has served as a director of the Company since July 30, 2008.  Mr. Ayalon served as Israel’s Ambassador to the United States from July 2002 to November 2006. He is currently President of Hod Ayalon Ltd., a private investment consulting firm, Senior International Consultant at Gravitas International Consultants, an international consulting firm to foreign governments and Vice Chairman of Israel-America Chamber of Commerce, a member of the board of the America-Israel Friendship League and Co-Chairman of Nefesh B'nefesh.

Grant Ewing has served as a director of the Company since December 4, 2007.  Mr. Ewing's mining career spans over 20 years. He has been the Chief Executive Officer of Staccato Gold Resources Ltd. since November 2007. During 2007, he served as President and Chief Operating Officer of Linear Metals Corporation. Mr. Ewing served as Executive Vice President of Corporate Development for Tahera Diamond Corporation from 2003 to 2007, and as Vice President-Investor Relations and Corporate Development and Corporate Secretary from 1998 to 2002.

There are no family relationships between any of the directors, officers or significant employees.

Information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports on Form 3 required by Section 16(a) of the Exchange Act is as follows:

Name	Date of Event Requiring Filing of Form 3	Required Filing Date of Form 3	Date Form 3 Filed with SEC

Chaim Lebovits	July 30, 2008(1)	August 11, 2008	Not Filed
Daniel Ayalon	July 30, 2008(1)	August 11, 2008	Not Filed
Reytalon, Ltd.	July 10, 2008	August 21, 2008	Not Filed(2)
ACC Holdings International Ltd.(3)	July 10, 2008	August 21, 2008	Not Filed

(1)	Date of appointment as an officer and/or a Director of the Company.
(2)	Form 5 for the Company’s fiscal year ended December 31, 2008, which was due to be filed on February 14, 2009, was filed to report Form 3 transactions on February 25, 2009.

Information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports on Form 4 required by Section 16(a) of the Exchange Act is as follows:

Name	Date of Event Requiring Filing of Form 4	Required Filing Date of Form 4	Date Form 4 Filed with SEC

Pinchas Althaus	July 10, 2008(1)	July 14, 2008	February 25, 2009
Pinchas Althaus	February 5, 2009(2)	February 9, 2009	February 25, 2009
Chaim Lebovits	February 5, 2009(2)	February 9, 2009	Not Filed
Diego Roca	February 5, 2009(2)	February 9, 2009	February 25, 2009
Grant Ewing	February 5, 2009(2)	February 9, 2009	April 13, 2009
Daniel Ayalon	February 5, 2009(2)	February 9, 2009	Not Filed

(1)	Date of issuance of shares of the Company’s Series A Preferred Stock.
(2)	Date of issuance of shares of the Company’s Common Stock.

The Company has adopted a Code of Business Conduct and Ethics which applies to all directors, officers and employees.  This Code provides, among other things, for written standards designed to deter wrongdoing and to promote:  (i) honest and ethical conduct; (ii) full, complete, timely and understandable disclosure in all reports filed or submitted to the Securities and Exchange Commission and other Company public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the ethics code; and (v) accountability for adherence to the ethics code.  A copy of the Code of Business Conduct and Ethics is filed with this annual report as an exhibit.

The Company has also adopted a “Policy Statement for the Protection of Material, Non-Public and Other Confidential Information and Prevention of Insider Trading and Tipping.”  A copy of this Policy Statement is filed with this annual report as an exhibit.

The Company has not adopted any specified procedures by which the security holders of the Company may recommend nominees to the Company’s Board of Directors.

The Company has not established a separately-designated standing audit committee.  The entire Board of Directors acts as the Company’s audit committee.

The Company’s Board of Directors has determined that Diego Roca, the Company’s Chief Financial Officer and a director, is qualified as an audit committee financial expert. However, as Mr. Roca is also a full-time employee of the Company, he is not deemed to be an independent director.

Messrs. Grant Ewing and Daniel Ayalon are not employees, officers or controlling shareholders of the Company and are considered as independent directors.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the compensation of the names executive officers of the Company for each of the two fiscal years ended December 31, 2007 and 2008, which was paid by the Company or its Nevada Subsidiary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Pinchas Althaus	2007	175,000	-	750,000	522,825	-
Chief Executive Officer	2008	150,000	-	1,000,000	-	172,452

Chaim Lebovits	2008	30,000	-	-	-	-
President

Diego Roca	2007	130,308	-	-	412,751	-
Chief Financial Officer	2008	160,000	-	875,000	-	39,000

Craig Alford(1)	2007	95,385	-	-	330,205	-
Vice President	2008	-	-	-	-	-

James Gorman(3) Chief Operating Officer	2008	116,667	-	306,667	-	-

Bruce W. Minsky(2)	2007	-	-		110,069	9,775
Secretary	2008	-	-	250,000	-	17,500

(1)	Served as Vice President of Exploration from February 2007 to January 2008.
(2)	Resigned from positions of Senior Vice President, Secretary and General Counsel on March 10, 2008. Resigned from the Board of Directors on February 5, 2009.
(3)	Served as Chief Operating Officer from May 2008 to January 2009.

In addition to the cash remuneration paid to Mr. Pinchas Althuas, on February 19, 2007, the Nevada Subsidiary issued to him 1,500,000 shares of its common stock as a bonus for his services to the Nevada Subsidiary during 2006 and as incentive compensation for future services.  On April 12, 2008, the Company issued him 2,000,000 shares of its common stock as a bonus for his services to the Company during 2007.

In addition to the cash remuneration paid to Mr. Diego Roca, on April 12, 2008, the Company issued to him 1,750,000 shares of its common stock as a bonus for his services to the Company during 2007.

The following table sets out information as to securities underling outstanding exercisable options for each named executive officer of the Company as of December 31, 2008.

Name	Number of Shares Underlying Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date

Pinchas Althaus	1,900,000	0.50	2/22/13
Diego Roca	1,500,000	0.50	2/22/13

The following table sets forth information as to the compensation paid to the directors of the Company (except for Messrs. Althaus, Lebovits, Roca and Minsky whose compensation is included in the table for executive officers above) during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (#)	All Other Compensation

Grant Ewing	$12,000	$265,000	51,585	N/A
Daniel Ayalon	$12,000	$115,000	68,270	N/A

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

On February 5, 2009, the Company authorized the issuance of a total of 5,750,000 shares of its common stock to its five directors as set out below.  These shares were issued as bonus and incentive compensation for services rendered.

Share Recipient	Number of Shares	Valuation

Pinchas Althaus	2,250,000	$1,035,000
Chaim Lebovits	1,500,000	$690,000
Diego Roca	1,500,000	$690,000
Grant Ewing	250,000	$115,000
Danny Ayalonn	250,000	$115,000

On July 30, 2008, Daniel Ayalon was elected to the Board of Directors.  He was then issued a vested option to purchase up to 250,000 shares of common stock at an exercise price of $0.53 per share.  The options expire on July 29, 2013 and have cashless exercise provisions.

The Company presently has employment agreements with two of its executive officers, namely Pinchas Althaus – Chairman of the Board and Chief Executive Officer; and Diego Roca – Executive Vice President and Chief Financial Officer.

The material terms of the employment agreement with Mr. Althaus are:

•	Mr. Althaus is employed on a full-time basis for a term of five years commencing December 1, 2007;

•	Mr. Althaus is to supervise the Company’s operations and report to the Company’s Board of Directors;

•
Mr. Althaus is to be paid a base salary as follows:  (i) for the year ended November 30, 2008  – $250,000; (ii) for the year ended November 30, 2009 – $225,000; (iii) for the year ended November 30, 2010 – $300,000; for the year ended November 30, 2011  – $325,000; and (iv) for the year ended November  30, 2012  – $350,000;

•	Mr. Althaus may be paid a performance bonus each year as determined by the Board of Directors;

•	Mr. Althaus may be paid a performance bonus each year as determined by the Board of Directors;

•	Mr. Althaus is entitled to the benefits generally available to the Company’s executives;

•	Mr. Althaus is entitled to receive additional amounts necessary to pay any special defined “Excise Taxes” upon payments made to him imposed by the U.S. Internal Revenue Code;

•	The Company may terminate the employment of Mr. Althaus at any time, with or without cause. In the event of termination:

(a)	By the death of Mr. Althaus, the Company will pay his beneficiary or estate his then monthly salary for 18 months;

(b)	By the defined disability of Mr. Althaus, the Company will pay him his then monthly salary for six months;

(c)	For cause or at the election of Mr. Althaus, the Company will have no further obligation to Mr. Althaus;

(d)
If the employment terminates as a result of an “involuntary termination” as defined in the agreement, Mr. Althaus is entitled to be paid within 30 days; (i) his base salary for the remainder of the term of the agreement; and (ii) an additional $10,000,000; and

•
If the Company does not renew his employment at the end of the agreement term for an additional five years on substantially similar terms, Mr. Althaus shall be entitled to payments of his then monthly salary for 24 months.

The material terms of the employment agreement with Mr. Roca are:

•	Mr. Roca is employed on a full-time basis for a term of three years commending December 1, 2007.

•	Mr. Roca is employed as the Company’s Executive Vice President and Chief Financial Officer;

•
Mr. Roca is to be paid a base annual salary as follows: (i) for the period from December 1, 2007 through June 30, 2008 - $145,000; (ii) from July 1, 2008 through April 30, 2009 - $175,000; and (iii) from May 1, 2009 through November 30, 2010 - $225,000;

•	Mr. Roca may be paid a performance bonus each year as determined by the Board of Directors;

•	Mr. Roca is entitled to the benefits generally available to the Company’s executives;

•	Mr. Roca is entitled to receive additional amounts necessary to pay any special defined “Excise Taxes” upon payments made to him imposed by the U.S. Internal Revenue Code;

•	The Company may terminate the employment of Mr. Roca, at any time, with or without cause. In the event of termination

(a)	By the death of Mr. Roca, the Company will pay his beneficiary or estate his then monthly salary for 18 months;

(b)	By the defined disability of Mr. Roca, the Company will pay him his then monthly salary for twelve months;

(c)	For cause or at the election of Mr. Roca, the Company will have no further obligation to Mr. Roca;

(d)
If the employment terminates as a result of an “involuntary termination” as defined in the agreement, Mr. Roca is entitled to be paid within 30 days; (i) his base salary for the remainder of the term of the agreement; and (ii) an additional $1,000,000; and

•
If the Company does not renew his employment at the end of the agreement term for an additional three years on substantially similar terms, Mr. Roca shall be entitled to payments of his then monthly salary for 18 months.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Series A	Pinchas Althaus	100 shares	(2)	50%
Preferred Stock	410 Park Avenue, 15th Floor
	New York, NY 10022

Series A	Investment Group(3)	100 Shares	(4)	50%
Preferred Stock

Common Stock	Pinchas Althaus	10,650,000	(2)	9.81%
	410 Park Avenue, 15th Floor
	New York, NY 10022

Common Stock	Investment Group(3)	36,043,000	(4)	33.20%

(1)
The Series A Preferred Stock consists of 200 shares which as a class has the right to vote 80% of all votes to be cast on any matter by the combined outstanding Series A Preferred Stock and Common Stock.

(2)	Owned of record and beneficially.
(3)	The members of the Investment Group and the percentage ownership of each member in the total holdings of the Investment Group are as follows:
(a)	Reytalon Ltd., an Israeli corporation – 30%;
(b)	Talromit Financial Holdings, Ltd., an Israeli corporation – 10%;
(c)	Grantsville Investments Limited (BVI), a British Virgin Islands corporation – 20%;
(d)	Graceville, Ltd., an Israeli corporation – 20%; and
(e)	ACC Holding International Ltd., a British Virgin Islands corporation – 20%.
(4)	Owned of record and beneficially by each member in (3) immediately above.

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of April 10, 2009:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Series A	Pinchas Althaus	100 shares	(2)	50%
Preferred Stock	410 Park Avenue, 15th Floor
	New York, NY 10022

Common Stock	Pinchas Althaus	10,650,000	(1)	9.81%
	410 Park Avenue, 15th Floor
	New York, NY 10022

Common Stock	Chaim Lebovits	8,208,600	(2)	7.56%
	_________________
	_________________

Common Stock	Diego Roca 410 Park Avenue, 15th Floor New York, NY 10022	5,050,000	(3)	4.65%

Common Stock	Grant Ewing _________________ _________________	750,000	(4)	0.69%

Common Stock	Daniel Ayalon _________________ _________________	500,000	(5)	0.46%

Common Stock	All Officers and Directors of the Company as a Group (5 persons)	25,158,600		23.18%

(1)	Includes 1,900,000 shares underlying options to purchase.
(2)
Includes shares beneficially owned through Mr. Lebovits’ ownership interests in ACC Holdings International Ltd’s ownership of the common stock of the Company.  See preceding table above.  Includes 2,840,600 shares underlying options to purchase.

(3)	Includes 1,500,000 shares underlying options to purchase.
(4)	Includes 200,000 shares underlying options to purchase.
(5)	Includes 250,000 shares underlying options to purchase.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

All of the directors of the Company, namely, Messrs. Althaus, Lebovits, Roca, Ewing and Ayalon may be deemed to be "parents" of the Company as such are defined under the Securities Exchange Act of 1934, as amended, by virtue of their positions since they have the duty under Delaware corporate law to control and direct the actions of the Company.

Information is set forth in this Item as to any transaction since January 1, 2008 to which the Company or Nevada Subsidiary was a party and in which any officer, director of the Company or any holder of more than 5% of any class of its stock had or is to have a material interest.

On July 10, 2008, the Company entered into a binding Term Sheet for a private placement of securities by the Company with five investors (hereinafter collectively or in the “Investment Group”).  At the time of the execution of the Term Sheet, there was no preexisting relationship between the Company and the Investor Group.

The Investment group consists of Reytalon Ltd., a corporation organized under the laws of Israel; Talromit Financial Holdings Ltd., a corporation organized under the laws of Israel; Grantsville Investments Limited (BVI), a corporation organized under the laws of Israel; and ACC Holding International Ltd., a corporation organized under the laws of the British Virgin Islands.  The Term Sheet and the other agreements to be executed thereunder, including a Securities Purchase Agreement and an Investors Rights Agreement between and among the Company, the Investors and Pinchas Althaus, the Company’s Chairman of the Board and a director, provide or will provide for:

•	The Company has or will issue its securities to the Investors as follows:

(a)
A total of 100 shares of the Company’s Series A Preferred Stock (“Series A”) (as set out below, these 100 shares of Series A have a super voting right entitling them to cast 40% of all votes eligible to be cast on any matter by all f the Company’s shareholders);

(b)	A total of 21,840,000 shares of the Company’s common stock issued at the rate of one share for each at $0.46;

(c)
“Series A Warrants” to purchase up to a total of 10,920,000 shares of the Company’s common stock at an exercise price of $0.46 per share at any time during their term which is to be determined by results from the Company’s exploration and development work on its Panamanian copper prospect; and

(d)
“Series B Warrants” to purchase up to a total of 3,283,000 shares of the Company’s common stock at an exercise price of $0.50 per share during their term which is to be determined by results from the Company’s exploration and development work on its Panamanian copper prospect.

•	The Company, the Investment Group and Pinchas Althaus, the Company’s Chairman, will enter into an “Investor Rights Agreement.”

•	Under the Investor Rights Agreement, the Investment Group, subject to certain terms and conditions, will have the right:

(a)
To have any shares of the Company’s common stock issued or issuable to the Investment Group registered for sale pursuant to a registration statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (“Securities Act”), to be filed by the Company, at its expense, at the request of the Investment Group; and

(b)
To have any such shares of the Company’s common stock included in any registration statement filed by the Company under the Securities Act other than at the request of the Investment Group to the extent such inclusions of the Investment Group’s shares of the Company’s common stock as reasonably practicable under specific circumstances.

•	The Investor’s Rights Agreement will also provide that:

(a)	The Investment Group shall have the right to designate two members of the Board of Directors;

(b)
The Investment Group and Pinchas Althaus shall each thereafter have the right to elect an equal number of directors to the Company’s Board of Directors and shall each agree on the identity of any additional independent directors; and

(c)	The investment Group and Pinchas Althaus agree to vote all voting securities of the Company together on all matters, including on the elimination of the Company’s Series A Preferred Stock.

In addition to the securities to be issued to the Investment Group under the Term Sheet and its related agreements, the Company has issued to Mr. Pinchas Althaus, its Chairman of the Board, 100 shares of its Series A Preferred Stock for $100.00.  The Company’s authorized Series A preferred stock consists of 200 shares and has relative rights, preferences, privileges and limitations as follows:

•
The Series A has a super voting right in that it votes together with the common stock and any other class of stock entitled to vote with the common stock all as a single class, with each 100 shares of Series A entitled to 40% of all votes to be case on any matter;

•	The Series A is not convertible and is not entitled to any dividends or any distribution in liquidation of the Company;

•	The Series A is not transferable in any manner without the unanimous vote of the Company’s Board of Directors;

•
Without the unanimous consent of the holders of the Series A stock, there shall not be any change made to the Rights of the Series A or to create any stock with equal or superior voting right to the Series A stockor authorize any additional shares of Series A stock; and

•
Upon the occurrence of a Qualified IPO by the Company, the Series A stock shall be automatically cancelled and returned to the status of undersigned authorized but unissued preferred stock. “Qualified IPO” means the sale of common stock of the Company in an underwritten public offering or resale registration under the Securities Act of 1933 which results in the Company having a market capitalization in excess of $100,000,000, based on the average closing price of the Company’s common stock for 10 consecutive trading days.

Since the Investment Group and Pinchas Althaus will each hold 100 shares of the 200 shares of Series A to be authorized and outstanding, together they will hold 80% (40% each) of all votes to be case by the Company’s shareholders and, thus, hold absolute control of the Company.  Thus, the Investment Group and Pinchas Althaus are “parents” of the Company as defined under the Securities Exchange Act of 1934.

Item 14.  Principal Accounting Fees and Services.

At the Board of Directors’ meeting in February 2009, the Board of Directors approved the engagement of Moore Stephens Wurth Frazer and Torbert, LLP as our independent accountant to audit our financial statements for the fiscal year ending December 31, 2008 and our interim statements for 2009.

Our Board of Directors has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Audit Fees

For the fiscal years ended 2008 and 2007, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC was $120,000 and $100,250, respectively.

 Audit-Related Fees

For the fiscal years ended December 31, 2008 and 2007, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, the aggregate fees billed for tax services was $15,500.

All Other Fees

For the fiscal years ended December 31, 2008 and 2007 there were no fees billed for services other than services described above.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation with Amendments through May 31, 2007 (1)

3.1a	Certificate of Ownership, Merger and Name Change (4)

3.2	Company's Bylaws (1)

4.1	2007 Stock Incentive Plan(6)

4.2	Qualified Stock Option Agreement to the 2007 Stock Incentive Plan(6)

10.1	Merger Agreement by and among Empire Minerals Corp., a Delaware corporation, Xacord Acquisitions Sub Corp., a Nevada corporation and Empire Gold Corp., a Nevada corporation dated February 20, 2007 (1)

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

10.5	Restricted Equity Purchase Agreement (1)

10.6	Stock Repurchase Agreement (1)

10.7	Convertible Promissory Note dated June 25, 2007. (2)

10.7a	Amendment to June 25, 2007 Convertible Promissory Note. (3)

10.8	Convertible Promissory Note dated June 26, 2007. (2)

10.9	Convertible Promissory Note dated July 2, 2007. (2)

10.10	Subscription Agreement – Goldberg. (2)

10.11	Form of Subscription Agreement. (2)

10.12	Special Warrant Documents. (2)

10.13	Advisory Agreement between Saddle River Associates, Inc. and Empire Gold Corp. (2)

10.14	Acquisition Agreement between Saddle River Associates, Inc. and Empire Gold Corp. (2)

10.15	Consulting Agreement between Empire Gold Corp. and Silver Global S.A. (2)

10.16	Loan Agreement between Dominion Minerals Corp. and Balstone Investments, Ltd. dated March 10, 2008. (5)

10.17	Indemnification Letter dated March 11, 2008 between Dominion Minerals Corp. and Pinchas Althaus. (5)

14.1	Code of Business Conduct and Ethics*

14.2	Policy Statement of Dominion Minerals Corp. - Protection of Material, Nonpublic and Other Confidential Information and Prevention of Insider Trading and Tipping*

21.1	Subsidiaries*

31.1	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB filed with the Commission on June 22, 2007.
(2)	Incorporated by reference to the Company’s Amendment No. 1 to the Registration Statement on Form 10-SB filed with the Commission on October 1, 2007.
(3)	Incorporated by reference to the Company’s Amendment No. 2 to the Registration Statement on Form 10-SB filed with the Commission on November 20, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2007.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION MINERALS CORP.

Date:	May 18, 2009	By:	/s/ Pinchas Althaus
Pinchas Althaus
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 18, 2009	By:	/s/ Pinchas Althaus
Pinchas Althaus
Chief Executive Officer and Director

Date:	May 18, 2009	By:	/s/ Diego Roca
Diego Roca
Executive Vice-President, Chief Financial
Officer, Secretary, Treasurer and Director

Date:	May 18, 2009	By:	/s/ Grant Ewing
Grant Ewing
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Dominion Minerals Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dominion Minerals Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, shareholders’ equity and cash flows for the years then ended, and for the period from March 1, 2006 (inception) to December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dominion Minerals Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended, and for the period from March 1, 2006 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
May 15, 2009

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 and 2007

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2008	2007
		(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$3,607,590	$878,116
Prepaid expense	27,765	69,521
Total current assets	3,635,355	947,637

PROPERTY AND EQUIPMENT, net	25,464	40,718

OTHER ASSETS:
Notes issuance cost, net	-	303,615
Other assets	21,000	-
Long term investment	7,577,385	2,720,279
Total other assets	7,598,385	3,023,894

Total assets	$11,259,204	$4,012,249

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$452,678	$529,535
Short-term loan	76,284	-
Convertible note payable	-	300,000
Liquidated damages payable	331,650	-
Total current liabilities	$860,612	$829,535

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized;
100 shares issued and outstanding as of December 31, 2008 and 2007	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
73,103,362 and 42,605,696 issued and outstanding as of December 31, 2008 and 2007, respectively	7,310	4,261
Escrowed common stock	(134)	(267)
Additional paid-in capital	29,828,822	14,926,809
Shares to be returned for services not received	(1,654,167)	(1,654,167)
Stock subscription receivable	(1,560)	(1,560)
Deficit accumulated during the exploration stage	(17,828,080)	(10,117,528)
Accumulated other comprehensive income	46,401	25,166
Total shareholders' equity	10,398,592	3,182,714

Total liabilities and shareholders' equity	$11,259,204	$4,012,249

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the year	For the year	March 31, 2006
	ended	ended	(inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
		(Restated)

REVENUE	$-	$-	$-
COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

RESEARCH AND DEVELOPMENT COSTS	139,206	381,662	919,558
GENERAL AND ADMINISTRATIVE EXPENSES	6,629,151	5,316,567	13,677,284
LOSS FROM EXPECTED SERVICES NOT RECEIVED	-	2,205,492	2,205,492
LIQUIDATED DAMAGE EXPENSE	331,650	-	331,650

LOSS FROM OPERATIONS	(7,100,007)	(7,903,721)	(17,133,984)

OTHER (EXPENSE) INCOME:
Non-operating (expense) income, net	(25,000)	10,270	(14,670)
Interest expense, net	(585,545)	(100,405)	(679,426)
Total other expense, net	(610,545)	(90,135)	(694,096)

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,710,552)	(7,993,856)	(17,828,080)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(7,710,552)	(7,993,856)	(17,828,080)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	21,235	27,817	46,401

COMPREHENSIVE LOSS	$(7,689,317)	$(7,966,039)	$(17,781,679)

LOSS PER SHARE
Basic and diluted loss per share	$(0.13)	$(0.22)	$(0.47)

Basic and diluted weighted average number of common shares	57,498,324	36,976,408	38,301,283

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

									SHARES TO
									BE RETURNED
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		ADDITIONAL PAID-IN	STOCK SUBSCRIPTION	FOR SERVICES NOT	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	TOTAL SHAREHOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	RECEIVED	DEFICIT	GAIN (LOSS)	EQUITY
Balance at March 1, 2006 (inception)	-	$-	-	$-	-	$-	$-	$-		$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)				3,400
Shares issued March 29, 2006 for $80,500 in services and $4,500 cash, at $0.01 per share			8,500,000	850			84,150					85,000
Stock sold through subscription agreements April through December 2006 at $0.50 per share			5,505,000	551			2,751,949					2,752,500
Stock issued through the exercise of warrants			20,000	2			1,998					2,000
Stock warrants issued to employees							474					474
Stock warrants issued to consultants for advisory services							197,113					197,113
Foreign currency translation loss											(2,651)	(2,651)
Net loss										(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	$-	20,485,000	$2,049	-	$-	$3,041,498	$(3,060)		$(2,123,672)	$(2,651)	$914,164

Proceeds on subscription receivable								1,500				1,500
Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)					(135,207)
Repurchase preferred stock	(100)						(10,000)					(10,000)
Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955					45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)					-
$0.50 per share, for services and note conversion			7,925,000	793			3,961,707		(1,654,167)			2,308,333
$0.50 per share, CEO for compensation			1,500,000	150			749,850					750,000
$0.50 per share, for cash			3,314,000	331			1,656,669					1,657,000
$0.50 per share, for consulting services			2,299,000	230			1,149,270					1,149,500
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533					666,666
$0.50 per share, for loan issuance cost			800,000	80			399,920					400,000
Warrants issued with convertible note							67,427					67,427
Special warrants issued
For cash							2,230,000					2,230,000
With convertible promissory note							500,000					500,000
Preferred stock issued for compensation expense	100	-					10,000					10,000
Stock compensation expense							594,370					594,370
Foreign currency translation gain											27,817	27,817
Net loss										(7,993,856)		(7,993,856)

Balance, December 31, 2007 (Restated)	100	$-	42,605,696	$4,261	(2,666,667)	$(267)	$14,926,809	$(1,560)	$(1,654,167)	(10,117,528)	$25,166	$3,182,714

Cancellation of previously issued preferred stock	(100)
Preferred stock issued for cash	100
Stock issued
$0.46 per share, for cash			21,840,000	2,184			9,794,216					9,796,400
$0.46 per share, for consulting services			800,000	80			367,920					368,000
$0.50 per share, for consulting services			376,000	38			187,962					188,000
Special warrants converted to stock			2,015,000	200			(200)					-
Release of escrow shares					1,333,334	133	666,534					666,667
Shares issued to extend convertible note			250,000	25			124,975					125,000
Shares issued as employee compensation			5,216,666	522			2,581,144					2,581,666
Special warrants issued for cash							77,500					77,500
Stock compensation expense							1,038,597					1,038,597
Warrants issued for services							63,365					63,365
Foreign currency translation gain											21,235	21,235
Net loss										(7,710,552)		(7,710,552)

Balance, December 31, 2008	100	$-	73,103,362	$7,310	(1,333,333)	$(134)	$29,828,822	$(1,560)	$(1,654,167)	(17,828,080)	$46,401	$10,398,592

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY KNOWN AS EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year	From March 1, 2006
	ended	ended	(inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,710,552)	$(7,993,856)	$(17,828,080)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	45,468	9,346	54,814
Bad debt expense	-	80,000	80,000
Warrants issued for services	63,365	-	260,952
Amortization of debt discount	-	31,641	31,641
Amortization of note issuance cost	303,615	206,172	509,787
Common stock issued for advisory services	556,000	1,829,979	2,462,479
Loss from expected services not received	-	2,205,492	2,205,492
Stock option expense	1,038,597	594,370	1,632,967
Common stock issued for note issuance costs	125,000	-	125,000
Common stock issued for employee compensation	2,581,666	-	2,581,666
Preferred stock issued for employee compensation	-	10,000	10,000
Loss on currency exchange	-	11,080	11,080
Changes in operating assets and liabilities:
Prepaid expense	41,756	-	41,756
Other assets	(21,000)	-	(21,000)
Accrued liabilities	(76,857)	363,415	449,448
Liquidated damages payable	331,650	-	331,650
Net cash used in operating activities	(2,721,292)	(2,652,361)	(7,060,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(25,000)	(4,183)	(71,488)
Long term investment	(4,190,438)	(2,053,614)	(6,244,052)
Advances notes receivable	-	(80,000)	(80,000)
Net cash used in investing activities	(4,215,438)	(2,137,797)	(6,395,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	10,046,400	1,657,000	14,467,800
Proceeds from special warrants	77,500	2,218,920	2,298,420
Proceeds from exercise of warrants	-	45,000	45,000
Payment on note issuance cost	-	(74,000)	(74,000)
Payment on notes payables	(2,300,000)	(325,000)	(2,625,000)
Payment on equity transactions	(250,000)	-	(250,000)
Proceeds from short-term loan	76,284	-	76,284
Proceeds from notes payable	2,000,000	1,105,000	3,105,000
Proceeds from subscription receivable	-	1,500	1,500
Payment repurchase preferred stock	-	(10,000)	(10,000)
Net cash provided by financing activities	9,650,184	4,618,420	17,035,004

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,020	15,955	28,474

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,729,474	(155,783)	3,607,590

CASH AND CASH EQUIVALENTS, beginning of the period	878,116	1,033,899	-

CASH AND CASH EQUIVALENTS, end of period	$3,607,590	$878,116	$3,607,590

SUPPLEMENTAL DISCLOSURES:
Interest paid	$50,639	$66,024	$116,663
Income taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Net liabilities assumed in reverse acquisition	$-	$135,207	$135,207
Conversion of notes and interest for common stock	$-	$106,071	$106,071
Issuance of founders stock for subscription receivable	$-	$-	$14,960
Shares issued for exploration and development of investment	$666,667	$666,666	$1,333,333
Common stock issued to prepay for consulting services	$-	$69,521	$69,521
Special warrants issued for repayment of convertible promissory note	$-	$500,000	$500,000
Warrants issued for discount on debt	$-	$31,641	$31,641
Warrants issued for note issuance costs	$-	$35,786	$35,786
Common stock issued for note issuance costs	$250,000	$400,000	$650,000

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

1.	Nature of Business and Significant Accounting Policies

a.
Nature of business – Dominion Minerals Corp. (the “Company” and formerly Empire Minerals Corp.) was incorporated on January 4, 1996, under the laws of the state of Delaware. The Company is engaged in the exploration of precious and base metals including gold and copper.  All potential properties currently under exploration are located in the People’s Republic of China (“PRC” or “China”) and the Republic of Panama (“Panama”).

From September 2005 to November 2007, the Company changed its name four times to reflect the changing business plans. The original name of the Company was ObjectSoft Corporation.  In June 2005, the name was changed to Nanergy, Inc. In June 2006, the name was changed to Xacord Corp., in January 2007, the name was changed to Empire Minerals Corp, and in November 2007, the name was changed to its current name, Dominion Minerals Corp.

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

b.
Basis of presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and have been consistently applied.  The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries Empire Minerals Corp., 50% owned Zhaoyuan Dongxing Gold Mining Co., Ltd. (“Dongxing”), and 70% owned Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) (together the “Subsidiaries”). All significant inter-company transactions and balances have been eliminated in consolidation.

Minority interest has not been presented on the consolidated balance sheets because accumulated losses have exceeded the minority shareholders’ equity.  In accordance with Accounting Principles Board (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock, the minority interest has been written down to zero on the accompanying consolidated balance sheets.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

c.
Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the fair value of warrants and stock issued for services as well as various accruals, and long term investment.  Accordingly, the actual results could materially differ from these estimates upon which the carrying values were based.

d.
Fair value of financial instruments – Statement of Financial Accounting Standards (“SFAS”) 107, Disclosures About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures of those financial instruments. SFAS 157, Fair Value Measurements, adopted January 1. 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The carrying amounts reported in the accompanying consolidated balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rates of interest.  The three levels of valuation hierarchy are defined as follows:

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Through December 31, 2008 and 2007, the Company invested $7,577,385 and $2,720,279, respectively to Cuprum Resources Corp. (“Cuprum”). Since there is no quoted or observable market price for the fair value of similar investments in long term joint ventures, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contributed to the investment.

As of December 31, 2008, the Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with SFAS 157.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

e.
Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less.

f.
Concentration of credit risk – The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government.  Balances at financial institutions or state-owned banks within the PRC are not covered by insurance.  Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances.  As of December 31, 2008 and 2007, the Company’s bank balances exceeded government-insured limits by $3,338,944 and $768,899, respectively.  The Company has not experienced any losses in such accounts.

The Company has gold mining activities in the PRC and an investment in copper mining activities in Panama.  Accordingly, the Company’s mining business, financial condition and results of operations may be influenced by the political, economic and legal environments, foreign currency exchange in the PRC and Panama, and by the general state of the PRC’s and Panama’s economy.  The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

g.
Earnings per share – Earnings per share is calculated in accordance with the SFAS 128, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period

The following is a reconciliation of the basic and diluted loss per share computations:

	For the years ended December 31,		From March 1, 2006 (inception) to December
	2008	2007	31, 2008
		(Restated)
Net loss	$7,710,552	$7,993,856	$17,828,080

Weighted average shares used in basic computation	57,498,324	36,976,408	38,301,283
Diluted effect of stock options, warrants	-	-	-
Weighted average shares used in diluted computation	57,498,324	36,976,408	38,301,283

Losses per share:
Basic	$0.13	0.22	$0.47
Diluted	$0.13	0.22	$0.47

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

All warrants and options were excluded from the diluted loss per share due to their anti-dilutive effect.

h.
Income taxes – The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. SFAS 109 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company adopted FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s consolidated financial statements.

i.
Stock-based compensation – The Company records stock-based compensation in accordance with SFAS 123R, Share-Based Payment. SFAS 123R requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under SFAS 123R, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Further, for stock, options, and warrants issued to service providers and founders, the Company follows SFAS 123R and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires recording the options and warrants at the fair value of the service provided and expensing over the related service periods.

j.	Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company has not yet evaluated the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP 157-1 indicates that it does not apply under FASB 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases. The Company does not anticipate FSP 157-1 will have a material impact on its consolidated results of operations or consolidated financial position.

Also in February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities. The Company does not anticipate FSP 157-2 will have a material impact on its consolidated results of operations or consolidated financial position.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

On May 9, 2008, the FASB issued FASB FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued EITF 07-5 Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF 07-5 on the accounting for the warrants transactions.

In June 2008, FASB issued EITF 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company’s management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the warrants transactions.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

k.
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

l.
Impairment for long lived assets – The Company applies the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

m.
Foreign currency translation – The reporting and functional currency of the Company is the U.S. dollar.  Cuprum’s currency is the U.S. Dollar, which is the currency used in Panama, although the Panamanian currency is called the Balboa.  Dongxing and Tianjin use their local currency, the Chinese Renminbi (“RMB”), for operations. For Dongxing and Tianjin, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at the historical exchange rates.

Translation gains amounted to $46,401 and $25,166 as of December 31, 2008 and 2007, respectively. Asset and liability accounts at December 31, 2008 and 2007 were translated at 6.82 RMB to $1.00 and 7.29 RMB to $1.00, respectively. Equity accounts were stated at their historical rates. The average translation rates applied to income statement accounts and cash flows for the years ended December 31, 2008 and 2007, and from March 1, 2006 (inception) to December 31, 2008 were 6.94 RMB, 7.59 RMB, and 7.52 RMB to $1.00, respectively. In accordance with SFAS 95, Statement of Cash Flows, cash flows from the Company's operations is calculated based upon the local currencies using the average translation rates. Because cash flows are translated at average translation rates for the period, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.  Transactions gains and losses for the years ended December 31, 2008 and 2007, and for the period from March 1, 2006 (inception) to December 31, 2008, were $0, $11,080, and $11,080, respectively.

2.	Going Concern

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $17.8 million as of December 31, 2008 and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying financial statements as a result of this uncertainty.

3.	Restatement – Conversion of Promissory Note, Issuance of Common Stock, Litigation and Partial Recovery of Common Stock Shares issued

As discussed in the Company’s Report on Form 8-K filed on April 22, 2009, the Company concluded that based on further review, it should restate the accounting for the issuance of 7,925,000 shares of its common stock under agreements entered into on April 1, 2007 for the conversion of a promissory note, previously issued by the Company and discussed below. Therefore, the previous consolidated financial statements have been restated to reflect the revised accounting for the issuance of the shares. The transaction was previously reported as the conversion of the outstanding balance of the promissory note, including accrued interest, of $106,071, at that carrying value, into 7,925,000 shares of the Company’s common stock, representing a conversion price of $0.013 per share.  The Company concluded that the accounting for the transaction should have been recorded at the fair value of the common stock issued and the Company should have recognized the value of services that, at that time, the Company expected to receive from the holders of the promissory note.  The Company did not receive the services that it expected to receive, and on December 23, 2008, the Company filed suit in the Supreme Court of the State of New York, seeking return of the shares issued and other relief.  On February 11, 2009, the Company entered into a Settlement Agreement of that suit, as a result of which a total of 3,308,333 of the 7,925,000 shares originally issued will be returned to the Company or otherwise cancelled and the Company will make payments aggregating $63,230 to the defendants, as more fully discussed below.  Reflecting the terms of the Settlement Agreement, the Company has restated its financial statements to record the shares issued at their estimated fair value and to recognize a loss of $2,205,492 as of April 1, 2007, the date of the agreements under which the shares were issued, as discussed below.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

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

4.	Property and Equipment

Property and equipment consist of the following:

	December 31, 2008	December 31, 2007
Exploration equipment	$-	$17,110
Office equipment	28,727	4,843
Vehicles	-	28,353
Total	28,727	50,306
Less: accumulated depreciation	3,263	9,588
Property and equipment, net	$25,464	$40,718

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

Depreciation expense amounted to $45,468, $9,346 and $54,814 for the years ended December 31, 2008 and 2007, and for the period from March 1, 2006 (inception) through December 31, 2008, respectively.

5.	Long Term Investment

Cuprum Resources Corp. (“Cuprum”) – In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum entered into an Exploration and Development Agreement (“Agreement”). The Agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from Panama on a copper prospect located in Panama. The Agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in $500,000 annual installments beginning in March 2007, issue Bellhaven 4,000,000 shares of the Company’s common stock under an escrow agreement, and contribute cash investments totaling $15,000,000, with certain milestone dates therein, to be used in the exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. As of December 31, 2008, the Company has made its first two cash installment payments of $500,000, invested another $5,244,051 which was used for the exploration and development work, and issued 2,666,667 shares of common stock at $0.50 per share, or $1,333,334. Accordingly, as of December 31, 2008, the Company has reflected $7,577,385 as investments in the accompanying consolidated balance sheet, which includes the $2,505,878 incurred in the exploration and development work. The exploration and development work relates to project costs for the period. The project costs include drilling, general geology, camp, mobilization, geophysics, land administration, assays and shipping, helicopter, office, and management expenses. These costs have been capitalized by the Company as part of the Company’s option to acquire up to 75% interest in Cuprum, as per the Agreement. The remaining 1,333,333 shares of common stock has been placed into escrow and is recorded as shares in escrow until such time as the shares are released at which time the Company will reflect an increase to both the investment and equity. In accordance with the Agreement, the Company was to have contributed approximately $9,000,000 by the second anniversary of the Agreement, and by December 31, 2008, that milestone had not been reached.  Therefore, as of December 31, 2008, in accordance with the Agreement, the Company did not own any interest in Cuprum.

Subsequent to December 31, 2008, the Company and Bellhaven became engaged in a certain dispute with respect to the performance of the respective obligations by each party in accordance with the Agreement.  Included in this dispute between the Company and Bellhaven was the fact that a certain environment impact assessment (“EIA”) was still pending approval by the regulatory agency of Panama, without which the exploration and development efforts cannot continue at the copper prospect location.  The Company received certain inquiries from the regulatory agency with respect to the submission of the EIA, and the Company in turn submitted its responses to address those inquiries.  Management believes that the approval process of the EIA is procedural in nature, and with the submission of the responses regarding the EIA, the ultimate approval of the EIA is imminent.  The review by the regulatory agency regarding the Company’s responses to EIA inquiries is still pending, and there can be no assurance that the Company will be successful in obtaining clearance of the EIA by the regulatory agency of Panama, the result of which can have a material adverse effect on the Company’s investment herein.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

In an effort to resolve the aforementioned dispute between the Company and Bellhaven, on April 14, 2009, the Company and Bellhaven executed a stock purchase agreement (“SPA”) whereby the Company acquired 100% interest in Cuprum for $1,500,000 in cash and 2,000,000 shares of common stock.  Further, as per the SPA, Bellhaven will transfer all of the issued and outstanding shares of Cuprum currently owned by Bellhaven to the Company.  In addition, all previous payments made by the Company to Bellhaven or Cuprum for the exploration and development work under the terms of the Agreement, and the issuance of 4,000,000 shares to Bellhaven, are included as part of the consideration for the transaction.

Zhaoyuan Dongxing Gold Mining Co., Ltd. – The Company entered into a joint venture agreement with Zhaoyuan Dongxing Gold Mining Co., Ltd. to conduct gold mining activities in the PRC. The agreement calls for a total capital contribution of $500,000 from the Company. Dongxing will contribute various mining licenses and other assets such as instruments and equipment. The Company will receive a 50% equity stake in the joint venture in exchange for its $500,000 contribution. Dongxing will receive the remaining 50% stake in the joint venture in exchange for its contribution of mining licenses and other assets. The amount was due and payable when Dongxing acquired the required business license approvals in PRC. On December 20, 2006, Dongxing was approved by the Chinese government and the business license was granted on December 21, 2006.  The Company contributed the full $500,000 capital contribution as per the joint venture agreement.  The Company consolidates the financial statements of Zhaoyuan Dongxing into its financial statements because the Company exercises control over the Zhaoyuan Dongxing through its 50% ownership.  Additionally, the Company has the right to appoint three of the five members of the board of director and has control over the selection of key management personnel.

Empire (Tianjin) Resources Co., Ltd. – In November 2006, the Company and Tianjin Institute of Geology and Mineral Resources (“TIGMR”) signed a cooperative joint venture agreement to form Tianjin. The purpose of the joint venture is to engage in the exploration and development of gold and other mineral products in PRC. The agreement calls for a $1,000,000 total capital contribution. The Company obtained a 70% equity stake in the joint venture in exchange for $1,000,000. The $1,000,000 contribution is required to be paid in installments after the approval by the Chinese government. The approval and the business license were received on April 12, 2007. The Company paid $200,000 on July 5, 2007 and $300,000 on September 5, 2007, and was required to make a third installment of $500,000 on or before May 30, 2008. TIGMR was required to contribute mining licenses and mineral data to the joint venture for the remaining 30% interest per Amendment Number 2, by May 30, 2008. As of December 31, 2008, TIGMR had not transferred the mining licenses and therefore the Company did not transfer the third installment into Tianjin.  The Company and TIGMR are currently negotiating an extension for the transfer of the licenses.  The term of the joint venture is 30 years beginning on April 12, 2007, the date the business license was issued. The Company has consolidated the financial statements of the joint venture into the its financial statements as the Company exercises control over the joint venture by its 70% of ownership.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

6.	Convertible Note Payable and Short Term Loan

a.
In February 2001, the Company executed a Promissory Note (“Promissory Note”) in the amount of $100,000 to Jay N. Goldberg (“Holder”). The Promissory Note accrues 12% interest per annum, and in the event of default it begins to accrue interest at 20% annum. The principal plus all accrued and unpaid interest is payable in cash or at the option of the Holder, is convertible into shares of common stock of the Company (“conversion”) on the Maturity Date.  The original maturity date of the Promissory Note was March 16, 2001. The Promissory Note also called for the issuance of a warrant to purchase 50,000 shares of the Company’s common stock at $0.25 for a term of 5 years. In May 2001, the Company and the Holder executed an Allonge and Amendment to Promissory Note, amending the Maturity Date to December 31, 2001. In November 2004, the Holder executed an “Assignment and Endorsement of Note” and assigned all of the Holder’s right, title and interest in and to the Promissory Note, to Securities Acquisition New York, LLC (“SANY”). From October 2004 to June 2006, SANY converted $32,300 of principal into 323,000,000 pre-split shares of the Company’s common stock. On October 26, 2006, SANY executed an “Agreement of Assignment of Note” and assigned all of the Holder’s right, title and interest in and to the Promissory Note to West Greenwood Foundation (“WGF”). On the date of assignment, the principal balance was $67,700 and the amount of accrued interest was $28,170. For the year ended December 31, 2007, the Company recorded interest expense in the amount of $3,385 in the accompanying consolidated statement of operations. On April 1, 2007, WGF and various entities and individuals, which simultaneously purchased an interest in the total note from WGF, converted the total balance of $106,071 ($67,700 principal and $38,371 interest) to 7,925,000 shares, representing a conversion rate of approximately $0.013 per share, and the Promissory Note was canceled. There was no relationship between SANY, WGF and the Company prior to the note assignments.

b.
On June 25, 2007, the Company executed a Convertible Promissory Note (“Convertible Promissory Note”) in the amount of $300,000.  The Convertible Promissory Note was payable in 90 days, bearing a total of $26,000 interest during the term of the note.  The Company also incurred additional fees associated with the Convertible Promissory Note including $34,000 in cash and a warrant to purchase 300,000 common shares at $1.00 for two-years. This note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration/mining leases in Panama and the PRC. The Holder of the Convertible Promissory Note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share.  On September 19, 2007, the Company and the Holder executed an Amendment to the note. Pursuant to the amended agreement, the maturity date was extended to December 15, 2007. In addition, the 300,000 warrants were replaced with a warrant to purchase 300,000 common shares, exercisable at $0.65 for a two-years. On December 15, 2007, the Company and the Holder executed Amendment 2 to Convertible Promissory Note (“Amendment 2”). Pursuant to Amendment 2, the interest rate became 9% and the maturity date was extended to May 31, 2008. Additionally, the Company issued the Holder 600,000 shares of common stock at $0.65 per share.  On January 28, 2008, the Company repaid $100,000 of the principal.  On July 16, 2008, the Company paid the remaining principal balance of $200,000 plus an additional amount of $69,000; however, the 200,000 shares of common stock relating to late fees pursuant to the Amendment had not been issued as of December 31, 2008.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

c.
On June 26, 2007, the Company executed another Convertible Promissory Note in the amount of $300,000. The Company received $150,000 which represents the first half of the proceeds on the same date and the remaining $150,000 in July 2007. This note was payable in 120 days with a total of $15,000 in interest during the term of the note.  The Company also incurred additional fees associated with the note in the amount of $15,000 and 100,000 shares of the Company’s common stock. The note was secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration/mining leases in Panama and China. The Holder of the note had the option to convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On October 29, 2007, the Company repaid the entire principal in cash to the Note Holder. On October 30, 2007, the Company paid the Note Holder $15,000, which represented the additional fees incurred in connection with the note.

d.
On July 2, 2007, the Company executed a Convertible Promissory Note in the amount of $500,000.  This note was payable in 90 days with a total of $25,000 in interest during the term of the note.  The Company also incurred additional fees associated with the note in the amount of $25,000 and 100,000 shares of the Company’s common stock.  The holder of the note had the option to convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share. On July 5, 2007, the Company paid the interest and additional fees and issued 100,000 shares of common stock to the holder pursuant to the note. On September 19, 2007, the Company repaid the entire principal by issuing 1,000,000 Special Warrants to the Note Holder.

e.
On January 22, 2008, the Company executed a Convertible Promissory Note in the amount of $350,000.  This note was payable in 30 days with interest at a rate of 6% per annum.  The Company also incurred additional fees associated with the note in the amount of $33,000.  The Holder had the option to convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share.  On February 22, 2008, the Company and the Holder executed an Amendment to the note (“Amendment”). Pursuant to the Amendment, the maturity date was extended to May 31, 2008 (“Amended Maturity Date”), bearing interest at a rate of 6% per annum.  On April 25, 2008, the Company and the Holder executed Amendment No. 2 to the note (“Amendment 2”). Pursuant to Amendment 2, the maturity date was extended to July 31, 2008 (“Amended Maturity Date 2”), bearing interest at a rate of 6% annum.  The Company also incurred additional fees associated with Amendment 2 in the amount of 250,000 shares of the Company’s common stock, which approximated $125,000.  On July 22, 2008, the Company paid the full amount of principal to the Note Holder to satisfy the note.

f.
Loan Payable – On March 10, 2008, the Company entered into a Loan Agreement in the amount of $1,650,000 with Balstone Investments Ltd.  The loan had interest at a rate of 3-month LIBOR (approximately 3.9% at March 10, 2008) plus 1% and was payable in full on September 11, 2008.  As security for the prompt and complete payment of the loan, a personal guarantee was granted by the Chief Executive Officer of the Company including a share charge over the Chief Executive Officer’s entire shareholding in the Company. On July 28, 2008, the Company paid the full balance of the loan and interest due to Balstone Investments Ltd.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

g.
Short-Term Loan – During 2008, Dongxing borrowed approximately $76,000 from certain third parties for the Zhaoyuan Dongxing joint venture for operational purposes.  The loans are non-interest bearing, unsecured, and payable on demand.  As of December 31, 2008, no principal amounts had been paid, and as such, approximately $76,000 was due and outstanding on the consolidated balance sheet.

Total interest expense for the above convertible notes payable and short term loans for the years ended December 31, 2008 and 2007, and from March 1, 2006 (inception) to December 31, 2008 amounted to $69,916, $127,050 and $210,986, respectively.

7.	Related Party Transactions

a.
Saddle River Associates – The Company entered into three agreements with Saddle River Associates (“SRA”), a shareholder in the Company. The first transaction dated March 26, 2006, relates to a one year Advisory Agreement in which SRA will provide consulting services related to locating and evaluating financing alternatives, corporate structuring and other business issues for $15,000 per month. The agreement automatically renews annually, unless either party gives 90 days notice to terminate.  The Company did not pay any monies to SRA during the year ended December 31, 2008. The Company paid SRA $165,000 for the year ended December 31, 2007.  For the period from March 1, 2006 (inception) to December 31, 2008, the Company paid $300,000 to SRA. On April 15, 2008, the Company canceled the agreement.

The second agreement, an Acquisition Services Agreement, dated April 9, 2006, amended on December 15, 2006 and June 1, 2007, relates to additional consulting services whereby SRA will identify and introduce prospective merger entities and will assist the Company with the business aspects of the transaction.  Pursuant to this agreement, SRA introduced the Company to Xacord; SRA had no relationship to Xacord prior to identifying and introducing them to the Company as a potential merger partner. The Company paid SRA $250,000 upon signing the agreement and a total of $550,000 which represents payment in full for the services as per the agreement. The related expense is included in the accompanying consolidated statement of operations. The Company was also required to issue 500,000 warrants when and if the Company obtained at least $3,000,000 in financing and for each $1,000,000 in financing received over $3,000,000, the Company was to issue an additional 100,000 warrants up to a total of 1,000,000 warrants. The warrants were to have a 5 year life, would vest upon grant, and would be exercisable at $0.50 per share. The warrants were canceled pursuant to Amendment Number 2, executed on June 1, 2007.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

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

c.
Euro Centro Consulting Corp. – The Company entered into two agreements with Euro Centro Consulting Corp. (“Euro”), as shareholder in the Company. For the first transaction dated July 15, 2007, the Company and Euro entered into a consulting agreement. Pursuant to the agreement, the Company received one-time referral services from Euro in exchange for a cash fee of $50,000 and 100,000 shares of common stock. The shares were valued at $0.50 per share for a total amount of $50,000, which is included in operations for the year ended December 31, 2007.

Under the terms of the second transaction dated November 2, 2007, the Company received a one-time referral services from Euro in exchange for a cash fee of $50,000 and 10,000 shares of common stock. The shares were valued at $0.50 per share for a total amount of $5,000, which is included in operations for the year ended December 31, 2007.

8.	Shareholders’ Equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2008, the Company has 73,103,362 of common stock outstanding, including 1,333,333 shares held in escrow.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

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

c.
On February 20, 2007, the Company issued 26,504,000 shares of its common stock for 26,504,000 shares of common stock representing all of the outstanding stock of its subsidiary pursuant to the triangular merger accounted for as a reverse merger and recapitalization (Note 1). Additionally, all warrants issued by the subsidiary and outstanding as of February 20, 2007 were exchanged for warrants in the Company.  Prior to the merger, the Subsidiary had entered into several agreements which accounted for the shares of common stock outstanding:

(1)   Upon the formation of the Subsidiary, the founding shareholders received 6,460,000 shares of common stock for $6,460. During the quarter ended March 31, 2008, the Company received $4,900 as payment for the shares. Therefore, subscriptions receivable totaled $1,560 at December 31, 2008.

(2)   On March 29, 2006, the Subsidiary issued to management and key consultants 8,500,000 shares for services valued at $76,500 and cash of $8,500 at $0.01 per share. As of March 31, 2007, the Subsidiary had received $8,500 in cash for payment. The Subsidiary recorded $76,500 of consulting expense during the year ended December 31, 2006.  Additionally, the Subsidiary issued to management and consultants warrants to purchase up to a total of 5,970,000 shares of common stock. The warrants were vested upon grant, have a 3 year life, and are exercisable at $0.10 per share. Warrants to purchase up to 3,500,000 shares of common stock issued to management contained a cashless exercise provision. The warrants were valued at $197,587 using the Black-Scholes option pricing model, using a volatility rate of 62% based on the volatility of a publicly traded exploration stage company in a similar stage of development, and a risk free rate of 4.79%. The Subsidiary recognized $197,587 of compensation expense during the year ended December 31, 2006.  As of December 31, 2008, warrants with options to purchase a total of 450,000 were exercised for cash.  The Subsidiary received $45,000 in cash for the exercise of the warrants.  Warrants with options to purchase a total of up to 2,000,000 were exercised utilizing the cashless exercise provision. A total of 1,600,000 shares of common stock were issued to management in the transaction. Two warrants to purchase a total of up to 3,500,000 shares of common stock were canceled pursuant to an Agreement for Cancellation of Warrants entered into by and between the parties.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

(3) During the period from April 2006 through February 19, 2007, the Subsidiary sold 7,499,000 shares of common stock at a price of $0.50 per share for cash totaling $3,749,500.

(4)   During the year ended December 31, 2007, the Subsidiary issued 2,299,000 shares of its common stock to various individuals and entities in exchange for consulting services to the Subsidiary.  For the year ended December 31, 2007, the Company recorded consulting expense in the amount of $1,079,979 in the accompanying consolidated statement of operations and had $69,521 in prepaid expenses as of December 31, 2007.

(5)   On February 19, 2007, the Subsidiary issued to its President and Chief Executive Officer, 1,500,000 shares of common stock as a bonus for his services to the Subsidiary and as incentive compensation for future services.  The Company recorded consulting expenses in the amount of $750,000 in the accompanying consolidated statement of operations for the year ended December 31, 2007.

d.
On March 9, 2007, the Company issued 4,000,000 shares of common stock to Bellhaven as part of an Exploration Development Agreement entered into by and between the Company, Bellhaven and Cuprum.  As per the agreement, the Company delivered a certificate in the amount of 2,666,667 shares of common stock to Bellhaven and deposited 1,333,333 shares of its common stock into escrow. The $1,333,334 is reflected as long term investment on the accompanying consolidated balance sheets.

e.
On April 1, 2007, the Company issued 7,925,000 shares of common stock to West Greenwood Foundation (“WGF”) and various entities and individuals (“designees”), pursuant to the conversion of the Convertible Promissory Note executed by the Company in February 2001.  On the date of the conversion of the note, the balance was $67,700 and $38,371 of principal and interest, respectively. Contemporaneously, the designees purchased an interest of the note from WGF and converted their interest into shares of common stock of the Company based on the rate of conversion previously agreed to between the Company and WGF.  The conversion of the total balance of $106,071 to 7,925,000 shares of common stock represented a conversion rate of approximately $0.013 per share.  See Note 6a.

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

g.
On June 18, 2007, in connection with the Company and the CFO entering into a Stock Repurchase Agreement in which the Company repurchased from the CFO 100 shares of the Company’s outstanding Series I Preferred Stock held by the CFO, the Company filed a Certificate of Designation with the state of Delaware and canceled the Series I Preferred Stock.  The Preferred Shares repurchased represented the total amount of Preferred Stock issued and outstanding.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

h.	On June 26, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6c).

i.	On July 2, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6d).

j.
On July 31, 2007, the Company completed a Private Placement to sell 1,000,000 shares of common stock at a price of $0.50 per share for cash totaling $500,000.  The transaction was completed in the form of a Subscription Agreement and called for the Company to issue warrants to purchase 1,000,000 shares of common stock at $1.00 per share for a two-year term. Pursuant to the agreement, the Company is required to file a registration statement within 150 days and it be declared effective within 210 days.  As of December 31, 2008, the Company has not filed the registration statement and therefore $20,000 has been included in liquidated damages payable in the accompanying consolidated balance sheet.

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

n.
On April 18, 2008, the Company agreed to issue 4,550,000 shares of common stock to its directors in consideration of their past services.  The Company recorded directors’ compensation expenses in the amount of $2,275,000 in the accompanying consolidated statement of operations for the year ended December 31, 2008.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

(1)
The issuance of 21,840,000 common shares at $0.46 per share.  $8,500,000 paid by the investors within five business days upon execution of the Term Sheet (First Settlement Date) and the balance shall be paid within 90 calendar days upon the execution of the Term Sheet (Second Settlement Date);

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

q.
On July 11, 2008, the Company issued 650,000 common shares and paid a cash of $250,000 to certain entities in exchange for consulting and advisory services directly related to the consummation of the Term Sheet. The Company recorded consulting expenses in the amount of $299,000 in the accompanying consolidated statement of operations.  The cash payment was treated as a reduction from the gross proceeds from the Term Sheet.

r.
On July 11, 2008, the Company issued 666,666 common shares to the Company’s Chief Operating Officer as a compensation for the completion of the Term Sheet.  The Company recorded employee compensation expense of $306,666 in the accompanying consolidated statement of operations.

s.
On November 21, 2008, the Company issued 150,000 common shares in exchange for consulting services.  The Company recorded consulting expenses in the amount of $69,000 in the accompanying consolidated statement of operations.

On June 25, 2007, the Company granted warrants to purchase 300,000 shares of the Company’s common stock, as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6b). The warrant has an exercise price of $1.00 per share for a two-year term. The warrant was canceled on September 19, 2007 and a new grant was issued in the form of a warrant to purchase 300,000 shares of common stock at an exercise price of $0.65. The fair values of the warrants were estimated at the date of grant using the Black-Scholes option–pricing model with the following assumptions:

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
2.0 years	48.69%	0%	4.78%	$31,641

From August 2007 to December 2008, the Company received a total of $2,296,420 in cash, net of $11,080 loss in currency exchange, and the cancellation of a Promissory Note in the amount of $500,000, for the sale of 5,615,000 Special Warrants offered by the Company at a price of $0.50 per Special Warrant.  Each Special Warrant is convertible into one share of common stock and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each Warrant will entitle the holder to acquire one share of common stock at an exercise price of $0.65 for a two-year term. The Special Warrants Agreement includes an addendum and requires the Company (i) to register the shares underlying both the converted shares and the warrants, (ii) to complete a registration statement to be filed within 150 days, and (iii) effective within 210 days. The Agreement imposes cash penalties of 1% per 30 day period for non-compliance. The potential registration penalties should be accounted for in accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements. FSP EITF 00-19-2 requires that the penalties be accounted for in accordance with SFAS 5, Accounting for Contingencies, that is, they are recognized when they are “probable” and can be “reasonably estimated,” which may be at inception. As of December 31, 2008, the Company had not filed the registration statement and accrued $284,050 in liquidated damages which were charged to operations.  In July 2008, 2,015,000 shares of common stock were issued upon conversion by holders of the Special Warrants to common stock.

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

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employees	5.0 years	61.42%	0%	3.52%	$1,485,925

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
2.0 years	54.00%	0%	4.78%	$35,786

On January 26, 2008, the Company granted stock options to purchase up to 200,000 shares of the Company’s common stock to a director of the Company, pursuant to the Company’s 2007 Employee Incentive Plan. The stock options have an exercise price of $0.50 per share for a five-year term.  The fair values of stock options granted to the director were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Director	5.0 years	64.19%	0%	2.81%	$55,981

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the option’s expected life based on historical exercise behavior.

On May 6, 2008, the Company granted Special Warrants to purchase 376,000 shares of the Company’s common stock to a certain entity as a form of payment for advisory services it provided to the Company.  The Special Warrants were sold at $0.50 per warrant.  Subsequently, the Special Warrants were converted into the Company’s common stock.

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

Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
1 year	71.81%	0%	3.27%	$133,688

On July 31, 2008, the Company granted stock options to purchase up to 250,000 shares of the Company’s common stock to a director of the Company, pursuant to the Company’s 2007 Employee Incentive Plan.  The stock options have an exercise price of $0.51 per share for a five-year term.  The fair values of stock options granted to the director were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Director	5.0 years	72.37%	0%	3.25%	$68,270

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the option’s expected life based on historical exercise behavior.

On September 1, 2008, the Company granted stock options to purchase up to 250,000 shares of the Company’s common stock to an employee of the Company, pursuant to the Company’s 2007 Employee Incentive Plan.  The stock options have an exercise price of $0.50 per share for a five-year term.  The fair values of stock options granted to the employee were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employee	5.0 years	71.84%	0%	3.10%	$68,187

The Company determined its expected volatility and dividend yield based on the historical changes in stock price and dividend payments. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company determined the option’s expected life based on historical exercise behavior.

Following is a summary of the warrant activities:
		Weighted-	Average
	Number of	Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life
Balance at inception, March 1, 2006	-	$-	-
Granted	5,970,000	0.16	3.00 years
Forfeited	-	-	-
Exercised	(20,000)	0.10	-
Balance at December 31, 2006	5,950,000	$0.10	2.75 years
Granted	6,060,000	0.65 - 1.00	2.00 years
Forfeited	(5,500,000)	-	-
Exercised	(450,000)	0.10	-
Balance at December 31, 2007	6,060,000	$0.58	1.63 years
Granted	15,934,000	0.64	1.51 years
Forfeited	-	-
Exercised	(2,391,000)	0.50
Balance at December 31, 2008	19,603,000	$0.49	1.33 years

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

Following is a summary of the stock option activities:
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	-	$-		$-
Granted	5,400,000	0.50	3.92	-
Forfeited	-	-		-
Exercised	-	-		-
Outstanding, December 31, 2007	5,400,000	$-		$-
Granted	700,000	0.50	4.33 – 4.92	-
Forfeited	-	-		-
Exercised	-	-		-
Outstanding, December 31, 2008	6,100,000	$0.50	3.99	$-

For the years ended December 31, 2008 and 2007 and from March 1, 2006 (inception) to December 31, 2008, the Company recorded $1,038,597, $594,370 and $1,632,967 in stock option expenses, respectively.  The compensation expense related to the unvested options as of December 31, 2008 is $45,396, which will be recognized over the weighted average period of 0.67 years.

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007 (Restated)
Net operating loss	$7,710,552	$7,993,856
Effective income tax rate	40%	40%
Total deferred tax assets	3,084,221	3,197,542
Less: valuation allowance	(3,084,221)	(3,197,542)
Total deferred tax assets	$-	$-

The Company’s deferred tax asset as of December 31, 2008 of $3,112,512 was fully offset by a valuation allowance, resulting in a net deferred tax asset of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2008 and 2007 is as follows:

	2008	2007
Federal income tax rate	34%	34%
State tax, net of federal benefit	6%	6%
Increase in valuation allowance	(40)%	(40)%
Effective income tax rate	-%	-%

DOMINION MINERALS CORP. AND SUBSIDIARIES
(FORMERLY EMPIRE MINERALS CORP.)
(AN EXPLORATION COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND FROM MARCH 1, 2006 (INCEPTION) TO DECEMBER 31, 2008

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2020 through 2028.

10.	Commitments and Contingencies – The Company has entered into various agreements during the period from March 1, 2006 (inception) to December 31, 2008. These include:

a.
Empire (Tianjin) Resources Co., Ltd. – The Company is to pay $500,000 on or before May 31, 2008 to Tianjin pursuant to the cooperative joint venture agreement.  The Company is currently negotiating an extension for the payment.

b.
Employment Agreements – On April 12, 2006, the Company entered into employment agreements with its Chief Executive Officer and its Vice President of Exploration. The agreements have a term of two years and are automatically renewed for two year terms, unless the Company or the executive gives 90 days prior written notice to terminate the agreement. On December 1, 2007, the Company entered into a new employment agreement with its Chief Executive Officer and its Chief Financial Officer. The agreements have terms of five years and three years, respectively. The agreements are automatically renewed for one year terms unless the Company or the executive gives 90 days prior written notice to terminate the agreement.  On May 1, 2008, the Company entered into an employment agreement with its Chief Operating Officer.  The agreement had a term of either three years or the submission of the feasibility study of the copper mining project in Panama, whichever came earlier.  On January 31, 2009, the Company Chief Operating Officer resigned and the agreement was terminated.

c.
Office Leases – The Company entered into a six-month lease agreement dated February 14, 2008, for the corporate office space requiring monthly payments of $6,450. The agreement expired on August 31, 2008, but was automatically renewed for an additional six-month terms as per the lease agreement.  For the year ended December 31, 2008, the Company incurred approximately $77,000 in rent expense.

In the fourth quarter of 2008, the Company entered into a lease agreement for office space in Panama related to the copper prospect located therein.  The monthly payment is $3,000 per month, for a term of one year, renewable at the option of the Company.  For the year ended December 31, 2008, the Company incurred rent expense in the amount of approximately $9,000.

d.
On December 24, 2008, the Company commenced an action (the “Action”) against Saddle River Associates and certain individuals and entities (the “defendants”) which sought injunctive relief and damages arising from, among other things, breach of contract.  On that same day, the court temporarily enjoined all defendants from, among other things, transferring or selling any of the Company’s stock. In February 2009, the parties executed a settlement agreement whereby the parties mutually settled all matters relating to the suit, which includes the return of 2,308,333 shares of the Company’s common stock held by the defendants back to the Company for cancellation in exchange for a cash payment of $36,730 by the Company to the defendants, as well as further payment of $26,500 by the Company to the Saddle River Associates for certain consulting fees incurred  The Action, however, is still pending in the Supreme Court of the State of New York, pending the transfer and return of the Company’s stock from certain defendants.

11.	Subsequent Events

Subsequent to year end December 31, 2008, the remaining 1,333,333 shares held in escrow were released to Bellhaven and Cuprum.  (See Note 5)

Also, subsequent to year end December 31, 2008, the Company and Bellhaven executed a stock purchase agreement in relation to the Company’s investment.  (See Note 5)