Form 10-Q
period 2009-03-31
DOMINION MINERALS CORP
filed 2009-05-27
CIK 1402747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

The number of shares of the registrant’s common stock outstanding as of May 19, 2009 was 73,103,518.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	MARCH 31,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,055,987	$3,607,590
Notes receivable	351,887	-
Advance to officer	80,000	-
Prepaid expense	29,110	27,765
Total current assets	2,516,984	3,635,355

PROPERTY AND EQUIPMENT, net	23,195	25,464

OTHER ASSETS:
Other assets	23,412	21,000
Long term investment	8,600,401	7,577,385
Total other assets	8,623,813	7,598,385

Total assets	$11,163,992	$11,259,204

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$364,141	$452,678
Short-term loan	76,260	76,284
Liquidated damages payable	358,050	331,650
Derivative liabilities - warrants	467,140	-
Total current liabilities	1,265,591	860,612

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 100 shares issued and outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized 79,103,362 and 73,103,362 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	7,910	7,310
Escrowed common stock	-	(134)
Additional paid-in capital	29,342,230	29,828,822
Stock subscription receivable	(1,560)	(1,560)
Shares to be returned for services not received	(1,654,167)	(1,654,167)
Deficit accumulated during the exploration stage	(17,854,957)	(17,828,080)
Accumulated other comprehensive income	58,945	46,401
Total shareholders' equity	9,898,401	10,398,592

Total liabilities and shareholders' equity	$11,163,992	$11,259,204

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
AND FROM INCEPTION (MARCH 1, 2006) TO MARCH 31, 2009
(UNAUDITED)

			From inception
	Three months ended		(March 1, 2006)
	March 31,		to March 31,
	2009	2008	2009

REVENUE	$-	$-	$-
COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

RESEARCH AND DEVELOPMENT COSTS	13,704	46,589	933,262
GENERAL AND ADMINISTRATIVE EXPENSES	1,890,223	1,585,661	15,567,507
LOSS FROM EXPECTED SERVICES NOT RECEIVED	-	-	2,205,492
LIQUIDATED DAMAGES EXPENSE	60,000	111,825	391,650

LOSS FROM OPERATIONS	(1,963,927)	(1,744,075)	(19,097,911)

OTHER (EXPENSE) INCOME
Non-operating expense, net	-	(37,530)	(14,670)
Interest income	1,887	-	1,887
Interest expense, net	-	-	(679,426)
Change in fair value of derivative liabilities - warrants	682,572	-	1,935,163
Total other income (expense), net	684,459	(37,530)	1,242,954

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,279,468)	(1,781,605)	(17,854,957)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(1,279,468)	(1,781,605)	(17,854,957)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	12,544	21,177	58,945

COMPREHENSIVE LOSS	$(1,266,924)	$(1,760,428)	$(17,796,012)

LOSS PER SHARE
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.43)

Basic and diluted weighted average shares outstanding	76,636,851	42,605,696	41,281,160

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

									SHARS TO BE		ACCUMULATED
							ADDITIONAL	STOCK	RETURNED FOR		OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		SHARES IN ESCROW		PAID-IN	SUBSCRIPTION	SERVICES NOT	ACCUMULATED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	PAR	SHARES	PAR	SHARES	PAR	CAPITAL	RECEIVABLE	RECEIVED	DEFICIT	GAIN (LOSS)	EQUITY
Balance at inception, March 1, 2006	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Founders stock issued for cash, $0.001 per share			6,460,000	646			5,814	(3,060)				3,400
Shares issued March 29, 2006 for $76,500 in services and $8,500 cash, at $0.01 per share			8,500,000	850			84,150					85,000
Stock sold through subscription agreements April through December at $0.50 per share			5,505,000	551			2,751,949					2,752,500
Stock issued through the exercise of warrants			20,000	2			1,998					2,000
Stock warrants issued to employees							474					474
Stock warrants issued to consultants for advisory services							197,113					197,113
Foreign currency translation loss											(2,651)	(2,651)
Net loss										(2,123,672)		(2,123,672)

Balance, December 31, 2006	-	-	20,485,000	2,049	-	-	3,041,498	(3,060)	-	(2,123,672)	(2,651)	914,164

Proceeds on subscription receivable								1,500				1,500
Shares assumed pursuant to reverse merger	100		232,696	23			(135,230)					(135,207)
Repurchase preferred stock	(100)						(10,000)					(10,000)
Stock issued
$0.10 per share, conversion of warrants for cash			450,000	45			44,955					45,000
$0.10 per share, cashless conversion of warrants			1,600,000	160			(160)					-
$0.50 per share, for services and note conversion			7,925,000	793			3,961,707		(1,654,167)			2,308,333
$0.50 per share, CEO for compensation			1,500,000	150			749,850					750,000
$0.50 per share, for cash			3,314,000	331			1,656,669					1,657,000
$0.50 per share, for consulting services			2,299,000	230			1,149,270					1,149,500
$0.50 per share, for investment in Cuprum			4,000,000	400	(2,666,667)	(267)	666,533					666,666
$0.50 per share, for loan issuance cost			800,000	80			399,920					400,000
Warrants issued with convertible note							67,427					67,427
Special warrants issued												-
for cash							2,230,000					2,230,000
with convertible promissory note							500,000					500,000
Preferred stock issued for compensation expense	100	-					10,000					10,000
Stock compensation							594,370					594,370
Foreign currency translation gain											27,817	27,817
Net loss										(7,993,856)		(7,993,856)

Balance, December 31, 2007	100	-	42,605,696	4,261	(2,666,667)	(267)	14,926,809	(1,560)	(1,654,167)	(10,117,528)	25,166	3,182,714

Cancellation of previously issued preferred stock	(100)											-
Preferred stock issued for cash	100	-										-
Stock issued
$0.46 per share, for cash			21,840,000	2,184			9,794,216					9,796,400
$0.46 per share, for consulting services			800,000	80			367,920					368,000
$0.50 per share, for consulting services			376,000	38			187,962					188,000
$0.50 per share, for officer compensation			5,216,666	522			2,581,144					2,581,666
$0.50 per share, to extend note			250,000	25			124,975					125,000

Special warrants converted to stock			2,015,000	200			(200)					-
Release of escrow shares					1,333,334	133	666,534					666,667
Special warrants issued for cash							77,500					77,500
Stock compensation expense							1,038,597					1,038,597
Warrants issued for services							63,365					63,365
Foreign currency translation gain											21,235	21,235
Net loss										(7,710,552)		(7,710,552)

Balance, December 31, 2008, as previously reported	100	-	73,103,362	7,310	(1,333,333)	(134)	29,828,822	(1,560)	(1,654,167)	(17,828,080)	46,401	10,398,592

Cumulative effect of reclassification of warrants issued July 10, 2008, pursuant to EITF 07-5							(2,402,303)			1,252,591		(1,149,712)

Balance, January 1, 2009, as adjusted	100	-	73,103,362	7,310	(1,333,333)	(134)	27,426,519	(1,560)	(1,654,167)	(16,575,489)	46,401	9,248,880

Release of escrow shares					1,333,333	134	666,534					666,668
Stock issued, $0.20 per share, for officer compensation			6,000,000	600			1,199,400					1,200,000
Stock compensation expense							49,777					49,777
Foreign currency translation gain											12,544	12,544
Net loss										(1,279,468)		(1,279,468)

Balance, March 31, 2009 (unaudited)	100	$-	79,103,362	$7,910	-	$-	$29,342,230	$(1,560)	$(1,654,167)	$(17,854,957)	$58,945	$9,898,401

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FROM INCEPTION (MARCH 1, 2006) TO MARCH 31, 2009

(UNAUDITED)

				From inception
	Three months ended			(March 1, 2006)
	March 31,			to March 31,
	2009		2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,279,468)	$(1,781,605)	$(17,854,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		2,270	2,669	57,084
Bad debt expense		-	-	80,000
Warrants issued for services		-	-	260,952
Amortization of debt discount		-	221,847	31,641
Amortization of note issuance costs		-	-	509,787
Common stock issued for advisory services		-	-	2,462,479
Loss from expected services not received		-	-	2,205,492
Change in fair value of derivative liabilities		(682,572)	-	(1,935,163)
Stock option expense		49,777	931,364	1,682,744
Common stock issued for notes issuance costs		-	-	125,000
Common stock issued for employee compensation		1,200,000	-	3,781,666
Preferred stock issued for employee compensation		-	-	10,000
Interest income on notes receivable		(1,887)	-	(1,887)
Loss on currency exchange		-	1,048	11,080
Changes in operating assets and liabilities:
Prepaid expense		(1,345)	25,000	40,411
Other assets		(2,412)	(12,000)	(23,412)
Accrued liabilities		(88,537)	46,969	360,911
Liquidated damages payable		26,400	111,825	358,050
Net cash used in operating activities		(777,774)	(452,883)	(7,838,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchase		-	(3,271)	(71,488)
Long term investment		(356,349)	(1,053,774)	(6,600,401)
Advances for notes receivable		(350,000)	-	(430,000)
Advance to officer		(80,000)	-	(80,000)
Net cash used in investing activities		(786,349)	(1,057,045)	(7,181,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		-	-	14,467,800
Proceeds from special warrants		-	77,500	2,298,420
Proceeds from exercise of warrants		-	-	45,000
Payment of note issuance cost		-	-	(74,000)
Payment on notes payables		-	(100,000)	(2,625,000)
Payment on equity transactions		-	-	(250,000)
Proceeds from short term loan		-	1,681,416	76,284
Proceeds from notes payable		-	350,000	3,105,000
Proceeds from subscription receivable		-	-	1,500
Payment to repurchase preferred stock		-	-	(10,000)
Net cash provided by financing activities		-	2,008,916	17,035,004

EFFECT OF EXCHANGE RATE CHANGES ON CASH		12,520	18,663	40,994

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(1,551,603)	517,651	2,055,987

CASH AND CASH EQUIVALENTS, beginning		3,607,590	878,116	-

CASH AND CASH EQUIVALENTS, ending		$2,055,987	$1,395,767	$2,055,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid		$-	$-	$116,663
Income taxes paid		$-	$-	$-
Non-cash investing and financing activities:
Net liabilities assumed in reverse acquisition		$-	$-	$135,207
Conversion of notes and interest for common stock		$-	$-	$106,071
Issuance of founders stock for subscription receivable		$-	$-	$14,960
Shares issued for exploration and development of investment		$666,666	$666,666	$1,999,999
Common stock issued to prepay for consulting services		$-	$-	$69,521
Special warrants issued for repayment of convertible promissory note		$-	$-	$500,000
Warrants issued for discount on debt		$-	$-	$31,641
Warrants issued for loan issuance costs		$-	$-	$35,786
Common stock issued for loan issuance cost	$		$-	$650,000

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Business and Significant Accounting Policies

a.
Nature of business – Dominion Minerals Corp. (“Company”) was incorporated January 4, 1996, under the laws of the state of Delaware. The Company is engaged in the exploration of precious and base metals including gold and copper.  All potential properties currently under exploration are located in the People’s Republic of China (“PRC” or “China”) and the Republic of Panama (“Panama”).

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

Minority interest has not been presented on the consolidated balance sheet because accumulated losses have exceeded the minority shareholders’ equity.  In accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, the minority interest has been written down to zero on the accompanying consolidated balance sheets.

The Company is currently in an exploration stage, which is characterized by significant expenditures for the examination and development of exploration opportunities by its Subsidiaries.  The Subsidiaries' focus for the foreseeable future will continue to be on securing joint venture agreements within PRC and Panama to begin conducting mining operations.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in these interim consolidated financial statements should be read in conjunction with information included in the Company's consolidated financial statements for the year ended December 31, 2008, appearing elsewhere and in the Company's annual report on 10-K filed on May 18, 2009.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
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

d.
Fair value of financial instruments – SFAS 107, Disclosures about Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures about those instruments. SFAS 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follows:

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

The loan receivable, long term investment, payables and short-term loan qualify as financial instruments.

Management believes the carrying values of the loan receivable, payables and short-term loan are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization, and if applicable, the stated rate of interest is equivalent to rates currently available.

The long term investment is related to $8.6 million the Company invested in Cuprum Resources Corp. as of March 31, 2009. Since there is no quoted or observable market price for the fair value of similar investments in long term joint ventures, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the cost of the capital contributed to the investment.

The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

e.
Derivative liabilities – Effective January 1, 2009, the Company applies FASB’s Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF 07-5 provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Using the criteria in EITF 07-5, the Company determines which instruments or embedded features require liability accounting and records the fair values as derivative liabilities. The changes in the values of derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of derivative liabilities - warrants.”

f.
Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less.  Currently, only cash is included in cash and cash equivalents.

g.
Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash deposits in financial institutions that exceed the amounts insured by the U.S. government.  Balances at financial institutions or state-owned banks within the PRC are not covered by insurance.  Non-performance by these institutions could expose the Company to losses for amounts in excess of insured balances.   The Company has limited experience as it is an exploration stage company but does not anticipate incurring any losses related to this credit risk.  As of March 31, 2009, the Company’s bank balances exceeded government-insured limits by approximately $1.7 million.

The Company has an investment in copper mining activities in Panama and gold mining activities in the PRC.  Accordingly, the Company’s mining business, financial condition and results of operations may be influenced by the political, economic and legal environments in Panama and the PRC, and by the general state their economies.  The Company’s foreign operations are subject to specific considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange.  The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

h.
Net loss per share – In accordance with SFAS 128, Earnings Per Share, basic earnings/loss per common share (“EPS”) is computed by dividing net earnings/loss for the period by the weighted average number of common shares outstanding during the period.  Under SFAS 128, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive.

The following is a reconciliation of the basic and diluted loss per share computations:

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			From inception
	Three months ended March 31,		(March 1, 2006) to March 31,
	2009	2008	2009

Net loss	$(1,279,468)	$(1,781,605)	$(17,854,957)

Weighted average shares used in basic computation	76,636,851	42,605,696	41,281,160
Diluted effect of stock options and warrants	-	-	-
Weighted average shares used in diluted computation	76,636,851	42,605,696	41,281,160

Loss per share
Basic	$(0.02)	$(0.04)	$(0.43)
Diluted	$(0.02)	$(0.04)	$(0.43)

All warrants and options were excluded from the diluted loss per share due to the anti-diluted effect.

i.
Income Taxes – The Company provides for income taxes under SFAS 109, Accounting for Income Taxes, and FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax assets or liabilities are expected to be settled or realized.  SFAS 109 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized.  The provision for federal income tax differs from that computed amount by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Further, for stock, options, and warrants issued to service providers and founders, the Company follows SFAS 123R and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires recording the options and warrants at the fair value of the service provided and expensing over the related service periods.

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

l.
Impairment for long lived assets – SFAS 144, Accounting for the Impairment or Disposal of Long−Lived Assets, requires that long−lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company determined that no impairment issues exist as of March 31, 2009 and December 31, 2008.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Asset and liability accounts at March 31, 2009 and December 31, 2008 were translated at 6.83 RMB to $1.00 and 6.82 RMB to $1.00, respectively. The average translation rates applied to income statement accounts and cash flows for the periods ended March 31, 2009 and 2008, and from March 1, 2006 (inception) to March 31, 2009 were 6.83 RMB, 7.15 RMB, and 7.38 RMB to $1.00, respectively. In accordance with SFAS 95, Statement of Cash Flows, cash flows from the Company's operations is calculated based upon the local currencies using the average translation rates. Because cash flows are translated at average translation rates for the period, amounts reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

n.	Recent accounting pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 141R did not have a material impact on the accompanying consolidated financial statements.

In December 2007, the FASB adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 did not have a material impact on the accompanying consolidated financial statements.

In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP 157-1 indicates that it does not apply under SFAS 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 had no impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). SFAS 162 had no material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 had no material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.  EITF 08-4 had no impact on the Company’s consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 had no impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 shall be applied prospectively with retrospective application not permitted. FSP 157-4 shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 157-4 must also early adopt FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Additionally, if an entity elects to early adopt either FSP 107-1 and 28-1, Interim Disclosures about Fair Value of Financial Instruments or FSP 115-2 and 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a material impact on the consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2009, the FASB issued FSP 115-2 and 124-2. FSP 115-2 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4. Also, if an entity elects to early adopt either FSP 157-4 or FSP 107-1 and 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

2.	Going Concern

The Company is an exploration stage company and therefore has had no revenues or cash flows from operations. The Company has an accumulated deficit of approximately $17.9 million as of March 31, 2009, and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying consolidated financial statements as a result of this uncertainty.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Note receivable

On January 2, 2009, the Company loaned $350,000 to Balstone Investments Ltd., a corporation organized and operating under the laws of the British Virgin Islands.  The loan requires interest on the principal equal to the 3-month LIBOR plus 1% (or 2.2108% at March 31, 2009) per annum and payment in full by March 31, 2009.  At March 31, 2009, the loan was not repaid.  The Company extended the loan to May 31, 2009.  Subsequent to March 31, 2009, $200,000 was repaid.  The Company recorded $1,887 of interest income for the three months ended March 31, 2009.

4.	Property and Equipment

Property and equipment consist of the following:

	March 31, 2009	December 31, 2008
Office equipment	$28,727	$28,727
Less: accumulated depreciation	(5,532)	(3,263)
Property and equipment, net	$23,195	$25,464

Depreciation expense amounted to $2,270, $2,669 and $57,084 for the three months ended March 31, 2009 and 2008, and for the period from inception (March 1, 2006) to March 31, 2009, respectively.

5.	Long term investment

a.
Cuprum Resources Corp. (“Cuprum”) – In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum entered into an Exploration Development Agreement (“Agreement”). The Agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from Panama on a copper prospect located in Panama. The Agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each beginning in March 2007, issue Bellhaven 4,000,000 shares of the Company’s common stock under an escrow agreement and further cash investments totaling $15,000,000 to be used in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. Currently, the Company owns less than 20% of Cuprum and therefore, has recorded this investment option under the cost method of accounting for investments. As of March 31, 2009, the Company made its first two cash installment payments of $500,000, invested another $5,600,267 which was used for the exploration and development work, and issued 4,000,000 shares of common stock at $0.50 per share, or $2,000,000. Accordingly, as of March 31, 2009, the Company reflected approximately $8,600,000 as investments in the accompanying consolidated balance sheet, which includes the approximately $5,600,000 incurred in the exploration and development work. The exploration and development work relates to project costs for the period. The project costs include drilling, general geology, camp, mobilization, geophysics, land administration, assays and shipping, helicopter, office, and management expenses. These costs have been capitalized by the Company as part of the Company’s option to acquire up to 75% interest in Cuprum, as per the Agreement. In accordance with the Agreement, the Company was to have contributed approximately $9,000,000 by the second anniversary of the Agreement, and by March 31, 2009, that milestone had not been reached.  Therefore, as of March 31, 2009, in accordance with the Agreement, the Company did not own any direct interest in Cuprum.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2009, the Company and Bellhaven became engaged in a certain dispute with respect to the performance of the respective obligations by each party in accordance with the Agreement.  Included in this dispute between the Company and Bellhaven was the fact that a certain environment impact assessment (“EIA”) was still pending approval by the regulatory agency of Panama, without which the exploration and development efforts cannot continue at the copper prospect location.  Cuprum received certain inquiries from the regulatory agency with respect to the submission of the EIA, and Cuprum in turn submitted its responses to address those inquiries.  Management believes that the approval process of the EIA is procedural in nature, and with the submission of the responses regarding the EIA, the ultimate approval of the EIA is imminent.  The review by the regulatory agency regarding Cuprum’s responses to EIA inquiries is still pending, and there can be no assurance that Cuprum will be successful in obtaining clearance of the EIA by the regulatory agency of Panama, the result of which can have a material adverse effect on the Company’s investment herein.

In an effort to resolve the aforementioned dispute between the Company and Bellhaven, on April 14, 2009, the Company and Bellhaven executed a stock purchase agreement (“SPA”) whereby the Company acquired 100% interest in Cuprum for $1,500,000 in cash and 2,000,000 shares of common stock.  Further, as per the SPA, Bellhaven will transfer all of the issued and outstanding shares of Cuprum currently owned by Bellhaven to the Company.  In addition, all previous payments made by the Company to Bellhaven for the exploration and development work under the terms of the Agreement, and the issuance of 4,000,000 shares to Bellhaven, are included as part of the consideration for the transaction.

b.
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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

c.
Empire (Tianjin) Resources Co., Ltd. (“Tianjin”) – In November 2006, the Company and Tianjin Institute of Geology and Mineral Resources (“TIGMR”) signed a cooperative joint venture agreement to form Tianjin. The purpose of the joint venture is to engage in the exploration and development of gold and other mineral products in PRC. The agreement calls for a $1,000,000 total capital contribution. The Company obtained a 70% equity stake in the joint venture in exchange for $1,000,000. The $1,000,000 contribution is required to be paid in installments after the approval by the Chinese government. The approval and the business license were received on April 12, 2007. The Company paid $200,000 on July 5, 2007 and $300,000 on September 5, 2007, and was required to make a third installment of $500,000 on or before May 30, 2008. TIGMR was required to contribute mining licenses and mineral data to the joint venture for the remaining 30% interest per Amendment Number 2, by May 30, 2008. As of March 31, 2009, TIGMR has still not transferred the mining licenses and therefore the Company did not transfer the third installment into Tianjin.  The Company and TIGMR are currently negotiating an extension for the transfer of the licenses.  The term of the joint venture is 30 years beginning on April 12, 2007, the date the business license was issued. The Company has consolidated the financial statements of the joint venture into the its financial statements as the Company exercises control over the joint venture by its 70% of ownership.

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

On April 1, 2007, the Company agreed to issue 7,925,000 shares of common stock to WGF and various entities and individuals, which simultaneously purchased an interest in the total note from WGF, converted the total balance of $106,071 ($67,700 principal and $38,371 interest) and additionally WGF and the designees were expected to provide unspecified future services.  The Promissory Note was canceled. There was no relationship between SANY, WGF and the Company prior to the note assignments.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company originally accounted for the conversion of the Note based on the written terms of the agreements with WGF and the designees and recorded the common shares issued at the carrying amount of the note.  However, to reflect the company’s expectation that it would also receive future services in addition to the conversion of the Note, the 7,925,000 shares issued should have been recorded at their fair value, and the Company restated their historical consolidated financial statements accordingly.  On April 1, 2007, the closing price of the Company’s common stock was $2.50 per share. Although the Company’s common stock is publically traded, the trading volume is small; during the two year period ended December 31, 2007, the total trading volume of the Company’s common stock was less than 250,000 shares. In various private placements of the Company’s common stock that occurred between April 2006 and October 2007, the Company sold an aggregate of 12,819,000 shares of common stock for cash, each placement at a price of $0.50 per share. Because the 7,925,000 shares issued represents a number of shares substantially in excess of the Company’s historical trading volume, the Company believes that the price of $0.50 per share at which it has effected private placements is a more reasonable estimate of fair value for the 7,925,000 shares issued than the quoted market price. Accordingly, the Company recorded the April 2007 issuance of the 7,925,000 shares at a fair value of $0.50 per share or an aggregate of $3,962,500.

The written terms of the Note provide for conversion only if a private placement was completed at or prior to maturity of the Note on December 31, 2001.  The Note bears interest at 12% and accordingly the carrying value of the Note together with accrued interest at the date of conversion is considered to be a reasonable approximation of the fair value of the Note as of that date.  In relation to the services that the Company expected to receive from the designees, EITF Issue 96-18 provides that the fair value of shares issued to non-employees for services to be performed should be determined as of the earlier of the date at which a commitment for performance by the counterparty to earn the shares is reached or the date at which their performance is complete.  EITF Issue 00-18 further provides that where there are no specific performance criteria required by the recipient in order to retain the shares issued, a measurement date has been reached and the shares should be valued as of the date of the agreement.  The Company expected that the designees would provide their services over the multi-year life of the Company’s Panamanian operations but no specific performance criteria were established.  Accordingly, the Company valued the services it expected to receive based on the fair value of the common shares at the time they were issued, which as discussed above has been estimated at $0.50 per share.  The difference of $3,856,429 between the fair value of the shares issued of $3,962,500 and the carrying value of the Note at the date of conversion of $106,071, which carrying value is considered to be a reasonable approximation of its fair value at that date, has been allocated as the value of the services the Company expected to receive.

The Company did not receive the services that it expected to receive when the shares were issued, and filed a lawsuit on December 23, 2008, in the Supreme Court of the State of New York, against SRA, WGF and the designees, seeking return of the shares issued for conversion of the Note and other relief.  A Settlement Agreement was reached between the parties in February 2009.  As a result of the Settlement Agreement, of the 7,925,000 shares originally issued, 1,000,000 shares will be cancelled and a further 2,308,333 shares will be returned to the Company. The Company will make payments aggregating $63,230 to the defendants, representing (1) payment of principal and interest on the Note from April 2007 to the date of the Settlement Agreement for that portion of the Note for which shares are being returned and (2) outstanding consulting fees due to SRA of $26,500. The Company recorded a loss of $2,205,492 as of April 1, 2007, reflecting the fair value of the shares that will not be returned to the Company or cancelled as a result of the Settlement Agreement, together with the amounts to be paid by the Company under the Settlement Agreement, offset by $60,000 previously recorded by the Company for amounts outstanding under the Company’s previous consulting agreements with SRA.  At March 31, 2009, the value of the shares issued on April 1, 2007 but subsequently cancelled or returned to the Company as a result of the Settlement Agreement have been recorded as contra-equity.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

b.
On June 25, 2007, the Company executed a Convertible Promissory Note (“Convertible Promissory Note”) in the amount of $300,000.  The Convertible Promissory Note was payable in 90 days, bearing a total of $26,000 interest during the term of the note.  The Company also incurred additional fees associated with the Convertible Promissory Note including $34,000 in cash and a warrant to purchase 300,000 common shares at $1.00 for two-years. This note is secured by 600,000 shares of the Company’s common stock, and the Company’s interest in income generated from the operations and sales of certain identified exploration/mining leases in Panama and the PRC. The Holder of the Convertible Promissory Note may at any time convert the principal amount for shares of the Company’s common stock at a rate of $1.00 per share.  On September 19, 2007, the Company and the Holder executed an Amendment to the note. Pursuant to the amended agreement, the maturity date was extended to December 15, 2007. In addition, the 300,000 warrants were replaced with a warrant to purchase 300,000 common shares, exercisable at $0.65 for a period of two-years. On December 15, 2007, the Company and the Holder executed Amendment 2 to Convertible Promissory Note (“Amendment 2”). Pursuant to Amendment 2, the interest rate became 9% and the maturity date was extended to May 31, 2008. Additionally, the Company issued the Holder 600,000 shares of common stock at $0.65 per share.  On January 28, 2008, the Company repaid $100,000 of the principal.  On July 16, 2008, the Company paid the remaining principal balance of $200,000 plus an additional amount of $69,000; however, the 200,000 shares of common stock relating to late fees pursuant to the Amendment had not been issued as of March 31, 2009.

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
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
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

g.
Short-Term Loan – During 2008, Dongxing borrowed approximately $76,000 from certain third parties for the Zhaoyuan Dongxing joint venture for operational purposes.  The loans are non-interest bearing, unsecured, and payable on demand.  As of March 31, 2009, no principal amounts had been paid, and as such, approximately $76,000 was due and outstanding on the consolidated balance sheet.

Total interest expense for the above convertible notes payable and short term loans for the three months ended March 31, 2009 and 2008, and from inception (March 1, 2006) to March 31, 2009 amounted to $0, $13,750, and $210,986, respectively.

7.	Related Party Transactions

a.
Saddle River Associates – The Company entered into three agreements with Saddle River Associates (“SRA”), a shareholder in the Company. The first transaction dated March 26, 2006 relates to a one year Advisory Agreement in which SRA will provide consulting services related to locating and evaluating financing alternatives, corporate structuring and other business issues for $15,000 per month. The agreement automatically renews annually, unless either party gives 90 days notice to terminate. On April 15, 2008, the Company canceled the agreement.  The Company did not pay any monies to SRA during the periods ended March 31, 2009 and 2008.  For the period from March 1, 2006 (inception) to March 31, 2009, the Company paid $300,000 to SRA.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

b.
Chief Financial Officer – On June 18, 2007, the Company and the CFO entered into a Stock Repurchase Agreement in which the Company repurchased from the CFO, 100 shares of the Company’s outstanding Series I Preferred Stock (“Preferred Shares”) held by the CFO for $10,000.

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

d.
Advance to officer – In January 2009, the Company advanced $100,000 to an officer of the Company as an advance of salary. The advance is non-interest bearing. The Company amortizes $10,000 per month against amounts due from the officer as salary expense.  The remaining balance of $80,000 as of March 31, 2009, is being amortized during the year ending December 31, 2009.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2009, the Company has 79,103,362 of common stock outstanding.

a.
On July 10, 2008, the Company completed a Private Placement whereby the Company issued shares of common stock, preferred stock, and warrants. (See Note 8q). The First Warrants and Second Warrants entitle the investors to purchase one new share of common stock at $0.46 and $0.50 per share, respectively.

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5.  Because the number of shares to be issued on the exercise of the First Warrants and Second Warrants is increased by the number of additional shares so that the percentage ownership of the holder is the same as it would have been if the shares sold by the Company were sold at $0.53 per share, these warrants that were previously treated as equity pursuant to the derivative treatment exemption were no longer afforded such equity treatment.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in July 2008. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $1,252,591 to beginning retained earnings and $1,149,712 to derivative liabilities - warrants to recognize the fair value of such warrants on such date. The fair value of these warrants decreased to $467,140 as of March 31, 2009. As such the Company recognized a gain of $682,572 from the change in fair value of these warrants for three months ended March 31, 2009.

No other warrants met the criteria of liability accounting treatment in accordance with EITF 07-5.

b.
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
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

c.
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

d.
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

(1)
Upon the formation of the Subsidiary, the founding shareholders received 6,460,000 shares of common stock for $6,460. During the quarter ended March 31, 2008, the Company received $4,900 as payment for the shares. Therefore, subscriptions receivable totaled $1,560 at March 31, 2009 and December 31, 2008.

(2)
On March 29, 2006, the Subsidiary issued to management and key consultants 8,500,000 shares for services valued at $76,500 and cash of $8,500 at $0.01 per share. As of March 31, 2007, the Subsidiary had received $8,500 in cash for payment. The Subsidiary recorded $76,500 of consulting expense during the year ended December 31, 2006.  Additionally, the Subsidiary issued to management and consultants warrants to purchase up to a total of 5,970,000 shares of common stock. The warrants were vested upon grant, have a 3 year life, and are exercisable at $0.10 per share. Warrants to purchase up to 3,500,000 shares of common stock issued to management contained a cashless exercise provision. The warrants were valued at $197,587 using the Black-Scholes option pricing model, using a volatility rate of 62% based on the volatility of a publicly traded exploration stage company in a similar stage of development, and a risk free rate of 4.79%. The Subsidiary recognized $197,587 of compensation expense during the year ended December 31, 2006.  From December 2006 to February 2007, warrants with options to purchase a total of 470,000 were exercised for cash.  The Subsidiary received $47,000 in cash for the exercise of the warrants.  Warrants with options to purchase a total of up to 2,000,000 were exercised utilizing the cashless exercise provision. A total of 1,600,000 shares of common stock were issued to management in the transaction. Two warrants to purchase a total of up to 3,500,000 shares of common stock were canceled pursuant to an Agreement for Cancellation of Warrants entered into by and between the parties.

(3)	During the period from April 2006 through February 19, 2007, the Subsidiary sold 7,499,000 shares of common stock at a price of $0.50 per share for cash totaling $3,749,500.

(4)
During the period from January 2007 to March 2007, the Subsidiary issued 1,475,000 shares of its common stock to various individuals and entities in exchange for consulting services to the Subsidiary. The Company recorded consulting expenses in the amount of $737,500 in the statement of operations.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)
During the period from July 2007 to September 2007, the Subsidiary issued 425,000 shares of its common stock to various individuals and entities in exchange for consulting services to the Subsidiary. The Company recorded consulting expenses in the amount of $212,500 in the statement of operations.

(6)
During the period from October 2007 to December 2007, the Subsidiary issued 399,000 shares of its common stock to various individuals and entities in exchange for consulting services to the Subsidiary. The Company recorded consulting expense in the amount of $199,500 in the statement of operations.

(7)
On February 19, 2007, the Subsidiary issued to its President and Chief Executive Officer, 1,500,000 shares of common stock as a bonus for his services to the Subsidiary and as incentive compensation for future services.  The Company recorded consulting expenses in the amount of $750,000 in the accompanying consolidated statement of operations upon grant.

e.
On March 9, 2007, the Company issued 4,000,000 shares of common stock to Bellhaven as part of an Exploration Development Agreement entered into by and between the Company, Bellhaven and Cuprum.  As per the agreement, the Company delivered a certificate in the amount of 2,666,667 shares of common stock to Bellhaven and deposited 1,333,333 shares of its common stock into escrow. As of March 31, 2009, the 1,333,333 shares were released from escrow.

f.
On April 1, 2007, the Company issued 7,925,000 shares of common stock to West Greenwood Foundation (“WGF”) and various entities and individuals (“designees”), pursuant to the conversion of a Convertible Promissory Note and unspecified services expected to be delivered.  See Note 6a.

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

h.
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
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

i.	On June 26, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6c).

j.	On July 2, 2007, the Company issued 100,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6d).

k.
On July 31, 2007, the Company completed a Private Placement to sell 1,000,000 shares of common stock at a price of $0.50 per share for cash totaling $500,000.  The transaction was completed in the form of a Subscription Agreement and called for the Company to issue warrants to purchase 1,000,000 shares of common stock at $1.00 per share for a two-year term. Pursuant to the agreement, the Company is required to file a registration statement within 150 days and it be declared effective within 210 days.  As of March 31, 2009, the Company has not filed the registration statement and therefore $20,000 has been included in liquidated damages payable in the accompanying consolidated balance sheet.

l.
From August 2007 to October 2007, the Company sold a total of 320,000 shares of common stock in the form of Subscription Agreements at $0.50 per share.  The total proceeds to the Company for the sale of the shares were $160,000.

m.	On December 15, 2007, the Company issued 600,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6b).

n.
In December 2007, the Company issued 100 shares of preferred stock at par value of $0.0001 to the Company’s CEO for compensation and expensed $10,000.  The value of the preferred stock was determined by the recent buy-back from the Company’s CFO at $100 per share.

o.
On April 18, 2008, the Company agreed to issue 4,550,000 shares of common stock to its directors in consideration of their past services.  The Company recorded directors’ compensation expenses in the amount of $2,275,000 in the accompanying consolidated statement of operations for the year ended December 31, 2008.

p.	On April 25, 2008, the Company agreed to issue 250,000 shares of common stock as a form of payment for additional fees directly related to a Convertible Promissory Note (see Note 6e).

q.
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

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

r.
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

s.
On July 11, 2008, the Company issued 666,666 common shares to the Company’s Chief Operating Officer as a compensation for the completion of the Term Sheet.  The Company recorded employee compensation expense of $306,666 in the accompanying consolidated statement of operations.

t.
On November 21, 2008, the Company issued 150,000 common shares in exchange for consulting services.  The Company recorded consulting expenses in the amount of $69,000 in the accompanying consolidated statement of operations.

u.
On February 6, 2009, the Company agreed to issue 6,000,000 shares of common stock to its directors in consideration of their past services.  The Company recorded directors’ compensation expenses in the amount of $1,200,000 in the accompanying consolidated statement of operations in the three months ended March 31, 2009.

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
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Expected	Expected	Dividend	Risk Free	Grant Date
Life	Volatility	Yield	Interest Rate	Fair Value
2 years	48.69%	-	4.78%	$31,641

From August 2007 to September 2008, the Company received a total of $2,296,420 in cash, net of $11,080 loss in currency exchange, and the cancellation of a Promissory Note in the amount of $500,000, for the sale of 5,615,000 Special Warrants offered by the Company at a price of $0.50 per Special Warrant.  Each Special Warrant is convertible into one share of common stock and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each Warrant will entitle the holder to acquire one share of common stock at an exercise price of $0.65 for a two-year term. The Special Warrants Agreement includes an addendum requires the Company (i) to register the shares underlying both the converted shares and the warrants, (ii) to complete a registration statement to be filed within 150 days, and (iii) effective within 210 days. The Agreement imposes cash penalties of 1% per 30 day period for non-compliance. The potential registration penalties should be accounted for in accordance with FSP EITF 00-19-2. That FSP requires that the penalties be accounted for in accordance with SFAS 5, that is, they are recognized when they are “probable” and can be “reasonably estimated”, which may be at inception.  In July 2008, 2,015,000 shares of common stock were issued upon conversion by holders of Special Warrants of the Special Warrants to common stock.  As of March 31, 2009, the Company had not filed the registration statement and accrued $358,050 in liquidated damages which were charged to operations.

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

On July 11, 2008, the Company granted warrants to purchase 1,200,000 shares of the Company’s common stock to a certain entity as a form of payment for consulting services it provided to the Company.  The warrants have an exercise price of $0.53 per share for a one-year term.  The fair values of the warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
1 year	71.81%	0%	3.27%	$133,688

The following is a summary of the warrant activity:

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Weighted-	Average
	Number of	Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life
Balance at inception, March 1, 2006	-	$-	-
Granted	5,970,000	0.16	3.00 years
Forfeited	-	-	-
Exercised	(20,000)	0.10	-
Balance at December 31, 2006	5,950,000	$0.10	2.75 years
Granted	6,060,000	1.00	2.00 years
Forfeited	(5,500,000)	-	-
Exercised	(450,000)	0.10	-
Balance at December 31, 2007	6,060,000	$0.58	1.63 years
Granted	15,934,000	0.64	1.51 years
Forfeited	-	-	-
Exercised	(2,391,000)	0.50	-
Balance at December 31, 2008	19,603,000	$0.49	1.33 years
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at March 31, 2009	19,603,000	$0.49	1.08 years
In November 2007, the Board of Directors of the Company adopted and approved the 2007 Stock Option Plan (the “Plan”) which authorized the issuance of up to 6,750,000 shares under the Plan. The fair values of stock options granted to employees were estimated at the date of grant using the Black-Scholes option-pricing model:

The following is a summary of the assumptions used in determining the fair value of the options grants:

Years ended December 31,	2008	2007

Expected life (in years)	5.0	5.0
Expected volatility	Ranging from 64.2% to 72.4%	61.4%
Risk free interest rate	Ranging from 2.8% to 3.3%	3.5%
Dividend yield	0.0%	0.0%
Grant date fair value per option	Ranging from $0.27 to $0.28	$0.27

There were no options granted during the three months ended March 31, 2009.

Following is a summary of the stock option activity:

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding as of December 31, 2006	-	$-	-
Granted	5,400,000	0.50	3.92
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2007	5,400,000	$0.50	4.33
Granted	700,000	0.50	4.92
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2008	6,100,000	$0.50	3.99
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2009	6,100,000	$0.50	3.74

For the three months ended March 31, 2009 and 2008 and from inception (March 1, 2006) to March 31, 2009, the Company has recognized $49,777, $931,364 and $1,682,744 in stock option expenses, respectively.  The compensation expense related to the unvested options as of March 31, 2009 is de minimis.

9.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Net operating loss	$17,854,957	$17,828,080
Effective income tax rate	40%	40%
Total deferred tax assets	7,141,983	7,131,232
Less: valuation allowance	(7,141,983)	(7,131,232)
Total deferred tax assets	$-	$-

The Company’s deferred tax assets as of March 31, 2009 and December 31, 2008 of $7,141,983 and $7,131,232, respectively, was fully offset by a valuation allowance, resulting in net deferred tax assets of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carryforward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended March 31, 2009 and 2008 is as follows:

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	2009	2008
Federal income tax rate	34%	34%
State tax, net of federal benefit	6%	6%
Increase in valuation allowance	(40)%	(40)%
Effective income tax rate	-%	-%

 The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carryforwards will expire beginning in 2020 through 2029.

10.	Commitments and contingencies – The Company entered into various agreements during the period from inception (March 1, 2006) to March 31, 2009. These include:

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

d.
In the fourth quarter of 2008, the Company entered into a lease agreement for office space in Panama related to the copper prospect located therein.  The monthly payment is $3,000 per month, for a term of one year, renewable at the option of the Company.  For the three months ended March 31, 2009, the Company incurred rent expense in the amount of approximately $9,000.

DOMINION MINERALS CORP. AND SUBSIDIARIES
(AN EXPLORATION COMPANY)
NOTES TO MARCH 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On February 1, 2009, the Company entered into a six-month lease agreement for the corporate office space requiring monthly payments of $3,000.  Upon completion of the six-month term, the agreement can be canceled by either party upon a period of notice consisting of three months from the end of the month in which such notice is provided.  For the three months ended March 31, 2009, the Company incurred rent expense in the amount of approximately $6,000.

e.
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

11.	Subsequent Event

On April 14, 2009, the Company and Bellhaven executed a stock purchase agreement whereby the Company acquired 100% interest in Cuprum for $1,500,000 in cash and 2,000,000 shares of common stock. (See Note 5a)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Nevada Subsidiary has entered into two joint venture agreements involving mineral properties and/or prospects located within China. These properties are primarily regarded as gold prospects or properties. One of the Chinese joint venture agreements of the Nevada Subsidiary is with Zhaoyuan Dongxing Gold Minerals Co., Ltd., an entity organized under the China Company Law. Under this agreement, the parties have formed Zhaoyuan Empire Gold Corp., Ltd., a Chinese entity in which they each own a 50% interest subject to future adjustment. This jointly held entity holds three mining licenses from the Chinese government on gold prospects located in the Shandong Province of China along with certain mining and mill equipment. As of March 31, 2009, results obtained from preliminary drilling operations were not favorable.  The Company has asked its joint venture partner to conduct a search of other gold prospects or properties in the Shangdong Province area of China.

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

The following chart sets out our present organizational structure:

The operations on the Panamanian mining concession held by our subsidiary, Cuprum Resources Corp. and the proposed operations of the two Chinese Joint Ventures will require our expenditure of materially more capital than is presently available to us. Our proposed operations include:

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

Going Concern

The report of our independent auditors in our December 31, 2008, financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses from operations, an accumulated deficit of approximately $17.8 million at December 31, 2008 and $17.9 million at March 31, 2009, and having insufficient sources of cash to execute our business plan. Our ability to continue as a going concern will be determined by our ability to raise additional capital to adequately fund our business plan. In response to these conditions, we are continuing to seek both debt and equity financing from various sources, although there are no guarantees that we will be successful in our endeavors. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Liabilities - Warrants

Effective January 1, 2009, we applied FASB’s Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF 07-5 provides a two-step model to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Using the criteria in EITF 07-5, the Company determines which instruments or embedded features require liability accounting and records the fair values as derivative liabilities. The changes in the values of derivative liabilities are shown in the accompanying consolidated statements of operations as “change in fair value of derivative liabilities - warrants.”

Stock-Based Compensation

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

Further, for stock, options, and warrants issued to service providers and founders, the Company follows SFAS 123R and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires recording the options and warrants at the fair value of the service provided and expensing over the related service periods.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 141R did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  SFAS 160 did not have a material impact on the Company’s consolidated financial statements..

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). SFAS 162 had no material impact on the Company’s consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 had no material impact on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. EITF 08-4 had no impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 had no impact on the Company’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 shall be applied prospectively with retrospective application not permitted. FSP 157-4 shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 157-4 must also early adopt FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Additionally, if an entity elects to early adopt either FSP 107-1 and 28-1, Interim Disclosures about Fair Value of Financial Instruments or FSP 115-2 and 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a material impact on the consolidated financial statements

Results of Operations

Discussion of Revenues

We have no revenues at this time and have not had any revenues in recent years, because we are an exploration stage company. We do not anticipate that significant revenues will be achieved for the next 24 months.

Expenses for the Three Month Period Ended March 31, 2009 vs. March 31, 2008

The following table presents our consolidated statements of income (loss), as a percentage of loss, for the periods indicated.

	For the three months ended		For the three months ended
	March 31, 2009		March 31, 2008
REVENUE	-	Nil	-	Nil

EXPENSES

Research & development costs	$13,704	1.08%	$46,589	2.65%

Consulting fees	220,008	17.37%	169,388	9.62%
Professional fees	139,282	10.99%	73,983	4.20%
Other employee compensation	164,778	13.01%	931,364	52.91%
Loan costs	-	-%	221,847	12.60%
Directors compensation	1,200,000	94.72%	-	Nil
General & administrative expenses	163,885	12.94%	186,410	10.59%
Liquidated damage expense	60,000	4.74%	111,825	6.35%
Depreciation	2,270	0.18%	2,669	0.15%

TOTAL EXPENSES	$1,963,927	155.02%	$1,744,075	99.07%
LOSS BEFORE OTHER ITEM
Other (income) expense	(684,459)	-54.03%	37,530	2.13%
LOSS BEFORE INCOME TAXES	1,279,468	100.99%	1,781,605	101.20%
Income tax benefit (expense)	-	Nil	-	Nil %
Other comprehensive loss (income)	(12,544)	-0.99%	(21,177)	-1.20%
COMPREHENSIVE LOSS	$1,266,924	100.00%	$1,760,428	100.00%

Research and development costs decreased by $32,885, or 70.59%, to $13,704 for the three months ended March 31, 2009 as compared to $46,589 for the three months ended March 31, 2008. The principal reason for this decrease was due to limited exploration activity on the Dongxing joint venture property.

For the three months ended March 31, 2009, consulting fees increased $50,620, or 29.8 8%, to $220,008 as compared to $169,388 for the three months ended March 31, 2008. This increase for the three month period is due to fees incurred related to the services provided for the Company’s project in Panama, during the quarter ended March 31, 2009.

For the three months ended March 31, 2009, professional fees increased $65,299, or 88.26%, to $139,282 as compared to $73,983 for the three months ended March 31, 2008. This increase for the three month period is due to legal fees incurred related to the litigation entered into by the Company and settled during the quarter ended March 31, 2009.

For the three months ended March 31, 2009, other employee compensation expense totaled $164,778 as compared to $931,364 for the three months ended March 31, 2008. This decrease of $766,586 is due to the issuance of stock options to several employees of the Company under the Company’s 2007 Employee Incentive Plan, during the three months ended March 2008.

For the three months ended March 31, 2009, loan costs decreased $221,847, or 100%, to $0 as compared to $221,847 for the three months ended March 31, 2008. This decrease is due to amortized financing costs recorded during the three months ended March 31, 2008, for several Convertible Promissory Notes entered into by us, during the year ended 2007. Prior to the quarter ended March 31, 2009, the Notes were paid in full and amortized loan costs decreased.

For the three months ended March 31, 2009, directors’ compensation expense totaled $1,200,000 as compared to $0 for the three months ended March 31, 2008. This increase of $1,200,000 is due to the payment of fees to the directors of the Company for past services.

For the three months ended March 31, 2009, liquidated damage expense totaled $60,000 as compared to $111,825 for the three months ended March 31, 2008. This decrease of $51,825 is due to penalties incurred pursuant to the Company not achieving its listing with the TSX-V pursuant to Special Warrants sold by the Company in August 2007.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2009 and 2008, we had positive working capital $1,251,393 and negative working capital $1,476,306, respectively. This was due to an increase in current assets of $1,118,371 and $1,440,288 for the three months ended March 31, 2009 and March 31, 2008, respectively, a decrease in current liabilities of $798,451 and $2,916,594 for the three months ended March 31, 2009 and March 31, 2008, respectively. We had an accumulated deficit of $17,828,080 from the date we exited bankruptcy proceedings in October 2004 to December 31, 2008, and an accumulated deficit of $17,854,957 at March 31, 2009.

We had a cash balance of $3,607,590 and $878,116 as of December 31, 2008 and December 31, 2007, respectively, and a cash balance of $2,055,987 and $1,395,767 as of March 31, 2009 and March 31, 2008, respectively. For the three months ended March 31, 2009 and 2008, we had negative cash flows of $1,551,603 and positive cash flows of $517,651, respectively.

For the three months ended March 31, 2009 and 2008, we invested cash in the amount of $356,349 and $1,053,774, respectively, in the Cerro Chorcha property, pursuant to the Exploration and Development Agreement entered into on March 6, 2007, with Bellhaven and Cuprum.   At March 31, 2009, our cash investment totaled $6,600,401.

In January 2009, we advanced $100,000 to one of our Officers as an advance of salary.  The advance is non-interest bearing.  We amortize $10,000 per month against this amount as salary expense.  At March 31, 2009, the remaining balance totaled $80,000.  The remaining balance will be amortized against the Officer’s salary through November 2009.

In January 2009, we loaned $350,000 to Balstone Investments, Ltd.  The loan requires interest at a rate of 2.2108% annum and is payable on March 31, 2009.  The loan was not repaid as of March 31, 2009 and we granted an extension through May 31, 2009 for repayment of the loan.  We recorded interest income in the amount of $1,887 for the three months ended March 31, 2009.  Subsequent to March 31, 2009, the amount of $200,000 was repaid.

For the three months ended March 31, 2009, we did not have financing activities.

Internal and External Sources of Liquidity

Over the next 12 months, we plan to fund our operations through the sale of common stock or common stock with warrants.

Contractual Obligations

We have no commitments for capital expenditures.

We do not engage in hedging transactions and we have no hedged mineral resources.

We were, and are committed to, making certain exploration work expenditures pursuant to the Joint Venture Agreement signed at December 31, 2007 with TIGMR, over the next 12 months:

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

Item 3. Qualitative Disclosures About Market Risk.

None.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Pinchas Althaus, who serves as the Company’s chief executive officer, and Diego Roca, who serves as the Company’s chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”) concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

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

PART II

Item 1. Legal Proceedings.

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

On December 24, 2008, the Court temporarily enjoined all defendants from, among other things, transferring or selling any of the Company's stock.  On or about February 11, 2009, the parties negotiated a settlement agreement, which was fully executed by all defendants, excluding two defendants one of which acted as a clearing house.  The Company anticipates voluntarily dismissing all claims against these two defendants.To date, the Company has received 553,930 shares of common stock from one of the defendants, pursuant to the settlement agreement.  In addition, the defendant who acted as a clearing house for the stock transfers is in possession of 1,754,403 shares of common stock, which will be returned to the Company’s transfer agent and will subsequently be canceled, pursuant to the settlement agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of securities during the three months ended March 31, 2009 that were not reported on a Form 8-K.

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

DOMINION MINERALS CORP.

Date:	May 26, 2009	By:	/s/ Pinchas Althaus
PINCHAS ALTHAUS
Chief Executive Officer

Date:	May 26, 2009	By:	/s/ Diego Roca
DIEGO ROCA
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer