Form 10-K
period 2015-12-31
DOMINION MINERALS CORP
filed 2016-06-14
CIK 1402747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 000-52696
DOMINION MINERALS CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3091075
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

410 Park Avenue, 15th Floor New York, NY 10022	(732) 536-1600
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

As of June 13, 2016, the number of shares of the registrant’s common stock outstanding was 99,512,345.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expected or forecasted. These risks and uncertainties include the following:

●        The availability and adequacy of our cash flow to meet our requirements;

●        Whether we can prevail in our arbitration against the Panamanian Government;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. BUSINESS

General

Dominion Minerals Corp. (the “Company,” “we” or “us”) was previously engaged in the acquisition, exploration, development and operation of mineral and natural resource properties and prospects. The Company’s only current activity is pursuing a claim against the Republic of Panama, as described below, and seeking new mining projects. The following subsections set out information on our history and present and proposed operations and certain of the risk factors associated with us and our securities.

History of the Company

The Company was formed as a Delaware corporation on January 4, 1996 under the name ObjectSoft Corporation. On May 9, 2005, The Company changed its name to Nanergy, Inc. On June 5, 2006, its name was changed to Xacord Corp. On January 3, 2007, the Company changed its name to Empire Minerals Corp. and on November 26, 2007, it was changed to Dominion Minerals Corp.

We were originally formed in January of 1996 to acquire the business of a predecessor company, ObjectSoft Corporation, a New Jersey Corporation. This acquisition was completed in the form of a corporate business combination effective January 31, 1996. The acquired business involved the provision of retail Kiosks, which were internet-connected, advertising-interactive Kiosks. The Kiosks were public access terminals that offered entertainment information and the ability to execute financial transactions via a touch screen. This business was unsuccessful and in July of 2001, we filed a Bankruptcy Petition in the Bankruptcy Court for the District of New Jersey. None of our present officers, directors or significant employees were associated with us at the time of or involved in any way in our bankruptcy proceeding. In November of 2004, we exited the Bankruptcy case with no assets, one liability in the form of a convertible promissory note with a principal balance of $100,000 and 195 shares of common stock outstanding. We then operated as a shell corporation seeking a new business opportunity either through a corporate business combination or an acquisition of assets.

In September of 2005, we were a party to a business combination in which we acquired the ownership of a New Jersey corporation holding licenses, patents and developments to certain photovoltaic processes. In this transaction, the Company issued 99,455 shares of our common stock. The Company also agreed to issue additional shares of common stock and stock options, if certain economic milestones were met by December 31, 2006. These economic milestones were not met. In 2006, we abandoned our efforts to develop the processes.

During the period from June 17, 2005 to the date of this filing, the Company effected three reverse stock splits of its outstanding common stock by amending its Certificate of Incorporation. On June 17, 2005, each outstanding 100 shares were reversed into one share. On August 11, 2006, each 20 outstanding shares were reversed into one share. On January 22, 2007, each 20 outstanding shares were reversed into one share. In all three reverse splits, all fractional shares due to be issued were rounded up to the next full share. Unless otherwise indicated, all references to a number of shares of the Company's common stock have been adjusted to give effect to the applicable stock splits.

On February 20, 2007 we completed a business combination in which we acquired all of the outstanding stock of Empire Minerals Corp. (the “Nevada Subsidiary”) in exchange for shares of our common stock. The combination was structured as a three-party merger in which the Company acquired all of the outstanding stock of the Nevada Subsidiary by merger with a wholly owned subsidiary of the Company formed for the purpose of the acquisition.  A total of 26,504,000 shares of the Company's stock were issued in the acquisition And the Company assumed four warrants issued by the Nevada Subsidiary to purchase up to a total of 4,050,000 shares of the Company's Common Stock at $0.10 per share during a three-year term. A warrant to purchase 50,000 shares was exercised on March 2, 2007. The remaining three warrants for 4,000,000 shares were canceled by mutual agreement of the parties on June 1, 2007. The Company acquired the rights of the Nevada Subsidiary under a Letter of Intent to enter into the agreements relating to the acquisition of a majority interest in the Panamanian corporation holding a concession to a copper prospect described below.

On March 6, 2007, the Company entered into an Exploration and Development Agreement with Bellhaven Copper & Gold, Inc. (“Bellhaven”), a corporation organized in British Columbia, Canada and Bellhaven’s then wholly-owned subsidiary, Cuprum Resources Corp. (“Cuprum”), a corporation organized in Panama.  Cuprum was the holder of a Mineral Concession from Panama on a copper prospect located in the Guariviara area of Panama.  That agreement granted the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum.  On April 14, 2009, the Company and Bellhaven completed a transaction pursuant to a Stock Purchase Agreement under which the Company acquired 100% of Cuprum’s outstanding stock and the Exploration and Development Agreement entered into on March 6, 2007 was terminated.

Present and Proposed Operations

The Company’s present operations consist solely of pursuing its claims against the Republic of Panama relating to its Mineral Concession from the Republic of Panama on a copper prospect (“Cerro Chorcha”) located in the Guariviara area of Panama and seeking new mining projects.

Panamanian Mineral Concession

Significant Events and Developments of the Panamanian Mineral Concession

On March 6, 2007, the Company entered into an Exploration and Development Agreement with Bellhaven and Cuprum relating to Cerro Chorcha. This agreement granted the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum in exchange for (i) the payment of $2,000,000 to Bellhaven by the Company; (ii) the issuance of 4,000,000 shares of the Company’s common stock to Bellhaven; (iii) the expenditure of no less than $15,000,000 for the exploration and development work on the property covered by the Panamanian Mineral Concession held by Cuprum, of which approximately $5,244,051 had been spent as of April 14, 2009; and (iv) other specific terms and conditions.

On April 14, 2009, the Company and Bellhaven completed a transaction under a Stock Purchase Agreement between them pursuant to which (i) the Company acquired a 100% interest in all the outstanding stock of Cuprum; (ii) the Company paid Bellhaven $1,500,000 in cash and issued Bellhaven 2,000,000 shares of the Company’s common stock; (iii) the officers and directors of Cuprum were replaced by the officers and directors of the Company; and (iv) the March 6, 2007 Exploration and Development Agreement between the Company, Bellhaven and Cuprum was terminated and the Company and Bellhaven mutually released each other from all obligations and/or liabilities arising thereunder.

On December 24, 2009, the Supreme Court of Panama issued an Order of Provisional Suspension in response to a lawsuit filed by Cesar Salazar against the Republic of Panama Ministry of Commerce and Industry (“MICI”). The lawsuit alleges among other things that MICI granted the Concession Agreement to Cuprum unlawfully. The Company considers the claims frivolous and although the suit did not name the Company or Cuprum as a defendant, in February 2010 the Company exercised its right under Panama Law, as an interested third party, by filing a petition in the Supreme Court of Panama, defending the allegations. Pursuant to the Order of Provisional Suspension, any administrative or operational activities to be performed pursuant to the Concession Agreement by the Company or any Ministry or Office of the Republic of Panama, are indefinitely suspended. To date, the Company has not received a response to its petition. In addition, no final ruling has been issued by the Supreme Court of Panama.

In March 2010, the Company filed an application of extension to its Concession Agreement with MICI. In accordance with the Concession Agreement, the 2-year extension to continue exploration activities shall be granted by MICI with another 2-year extension to be granted after that. Requirements of such extension consist of (i) full compliance of the terms of the Concession Agreement during the initial 4-year period; (ii) proof of ability to perform financially by the Company; and (iii) proof of ability to perform technically by the Company. The Company in its application complied with each requirement. According to MICI, due to the Order of Provisional Suspension issued by the Supreme Court of Panama, MICI was not able to process or respond to the application of extension to the Concession Agreement.

In April 2010, to the contrary of the Order of Provisional Suspension issued by the Supreme Court of Panama, MICI issued and posted a resolution on the Gazeta Oficial of Panama declaring the site of the concession a “Mining Reserve.” Pursuant to the resolution, no further exploration and/or mining activities are to be performed on the site of the concession.

As of December 2013, MICI has provided no response to the lawsuit filed in the Supreme Court in December 2009. The Company has not received a resolution or response to the petition filed by the Company, from the Supreme Court of Panama. Although, the Company never received a “resolution of cancelation” from MICI, the application of extension submitted by the Company to MICI was neither, approved nor rejected. As explained by MICI that the concession remained in a “frozen” status pursuant to the Order of Provisional Suspension issued by the Supreme Court of Panama and the application of extension could not be processed. The Company considers the Concession Agreement active and plans to continue its operations upon resolution of the lawsuit filed in the Supreme Court of Panama and Order of Provisional Suspension being lifted.

On December 5, 2013, the Company notified the Panamanian government of the Company’s intent to initiate arbitration proceedings under the U.S.-Panama Bilateral Investment Treaty (“U.S.-Panama BIT”) and the U.S.-Panama Trade Promotion Agreement (“U.S.-Panama TPA”).  As the Panamanian government has not responded to the Company’s requests to discuss a negotiated settlement, The Company filed a formal request for arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 29, 2016.  The Company has determined the amount of relief that it will seek in the arbitration shall be $268,300,000.  There can be no assurance that it will be successful or recover any amount.

The dispute involves the Panamanian government’s interference with the Company’s investment in the mining concession.  Cuprum owns the exploration rights to the Cerro Chorcha concession.  As discussed above, the Panamanian Ministry of Commerce and Industry (“MICI”) was named as a defendant in a lawsuit brought by Cesar Salazar in December 2009, which led to the “provisional suspension” on all actions involving the Cerro Chorcha.  Awaiting resolution of the lawsuit, the Company filed an application for an extension of its exploration rights in March 2010, one month before the initial exploration concession was to expire.  However, despite the provisional suspension placed on the Cerro Chorcha, the Panamanian government designated the Cerro Chorcha as a “mining reserve” in April 2010 without considering the Company’s extension request, with the purpose and intent of reverting ownership of the concession to the Panamanian government.  Furthermore, the Panamanian government subsequently passed legislation that annulled existing mining concessions in the area encompassing Cerro Chorcha in March 2013.  The Company believes that these actions of the Panamanian government are unlawful and contravene Panama’s international obligations under the U.S.-Panama BIT and the U.S.-Panama TPA.

On March 29, 2016, the Company filed a Request for Arbitration against the Republic of Panama (Panama).  This request was filed with the Secretary-General of the International Centre for Settlement of Investment Disputes (ICSID) under the terms of the U.S.-Panama Bilateral Investment Treaty (the U.S.-Panama BIT).  The Request for Arbitration is the result of the above mentioned longstanding dispute arising from Panama’s expropriation of Dominion’s substantial investment in the Cerro Chorcha mining concession.

The Request for Arbitration sets forth Dominion’s claims as follows:

•

Panama’s actions amounted to an expropriation of Dominion’s investment within the meaning of Article IV of the U.S.-Panama BIT, as they had the effect of depriving Dominion of all or substantially all of its investment in Cerro Chorcha; and

•

Panama’s actions breached its obligations under Article II of the U.S.-Panama BIT to accord fair and equitable treatment to Dominion with respect to its investment in Cerro Chorcha.

Description of the Panamanian Mineral Concession

The Cerro Chorcha concession consists of 24,241.91 hectares (“ha”) in five rectangular blocks and is located in Chiriqui and Bocas Del Toro Provinces of Panama straddling the continental divide about 290 km west of Panama City as shown in the following map.

The closest city to Cerro Chorcha is David, Panama's third largest city, which is about 40 km to the southwest of the concession site. Travel from Panama City to David requires approximately six hours by car along a paved two-lane highway. There are a number of daily commercial flights between these two cities.

To both the north and south of the concession site there are a number of small towns and villages all connected by a system of roads and trails. A north-south paved road passes within the northwest portion of the Cerro Chorcha concession; however, this highway occurs on the opposite side of the Continental divide to the main camp which is accessible only by helicopter or on foot.

Currently helicopter flights to the main Cerro Chorcha camp and work area are out of Rambala a small town 31 kilometers north of the camp. There is a dirt road from Rambala to the village of Soloy. A foot trail leads from Soloy to the Cerro Chorcha camp. This route requires one day and a half to traverse by auto and foot.

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

The mountain terrain is covered in high altitude rain forest with annual rainfall reported to be up to about six meters. Temperatures in this locality average 20(degree) C to 25(degree) C but during some month’s temperatures can dip down to 5(degree)C at night. Work on the concession site can be undertaken at any time of the year.

The main Chorcha exploration camp consists of four large all-weather buildings powered by a diesel generator. Within the region, personnel, supplies, fuel, water and sufficient space for a mining operation are readily available.

The Cerro Chorcha Mineral Exploration Concession (Contract # 006,2005) at Cerro Chorcha was granted to Cuprum on April 4, 2006. In March 2010, the Company made its application for the extension of the Concession. As of the date of this Registration Statement, the Company has not received notice of the cancellation of the Concession Contract or any approval or denial of the application for extension.

The area falls under the local jurisdictions of the District of San Lorenzo in Chiriqui Province and the District of Chiriqui Grande in the Province of Betas Del Toro.

Mineral title to Cerro Chorcha was previously held under Exploration Concession 93-71 (Geo-Minas, S.A.). These concessions expired in 1999 and were officially cancelled by publication in the Official Gazette (No. 25,029) on April 15, 2004. An application for a new concession (CRC-EXPL 2004-05) was accepted on May 17, 2004 in the name of Cuprum.

Table 1 lists the coordinates of the corner points of the individual five blocks.

Block	Longitude	Latitude		Area (hectares)
1	82(degree)	40"' 8(degree)	408.61"	10,302.92
	82(degree)	47"' 8(degree)	408.61"
	82(degree)	47"' 8(degree)	354.2"
	82(degree)	40"' 8(degree)	354.2"
2	82(degree)	47"' 8(degree)	403.5"	2,250.95
	82(degree)	003.4"8(degree)	403.5"
	82(degree)	03A" 8(degree)	39'	37"
	82(degree)	47"' 8(degree)	39'	37"
3	82(degree)	003.4"8(degree)	403.5"	4,705.87
	82(degree)	021.4"8(degree)	403.5"
	82(degree)	021.4"8(degree)	354.2"
	82(degree)	003.4"8(degree)	354.2"
4	82(degree)	47"' 8(degree)	354.2"	4,480.77
	82(degree)	021.4"8(degree)	354.2"
	82(degree)	021.4"8(degree)	327.7"
	82(degree)	47"' 8(degree)	327.7"
5	82(degree)	47"' 8(degree)	337"	2,501.40
	82(degree)	0.34" 8(degree)	337"
	82(degree)	0.34" 8(degree)	354.2"
	82(degree)	47"' 8(degree)	354.2"

The owners of the former concession lodged legal complaints objecting to the cancellation of their concession and the re-application by Cuprum. All legal complaints opposing the cancellation of the concession have been rejected by the Supreme Court of Panama. The new metallic mineral concession at Cerro Chorcha was granted to Cuprum and published in the Official Gazette (No. 25,517) on April 4, 2006. A metallic mineral exploration concession is valid for four years, with extensions available for another four. There are various reporting requirements and a tax on the exploration concessions which begins at US$0.50 per ha the first year and increases to US$1.50 per ha in year five.

The owner of the exploration mineral concession has an exclusive right to the application of an exploitation concession. The terms under which major projects proceed are negotiated with the government.

A portion of the Chorcha concession occurs on an autonomous aboriginal land reserve (Comarca) of the Ngobe-Bugle (see figure 2). There are no permanent habitations in the area of concession.

Cuprum signed an exclusive mineral exploration agreement (the "Agreement") with the Comarca on July 28, 2004. The Agreement granted Cuprum the exclusive rights to explore for minerals and to negotiate a new agreement with the Comarca for the "next phase of activity" upon completion of the exploration phase. The Agreement is valid until the expiration of the Exploration Concession and strictly follows the Panama Mining Code whereby an exploitation concession is granted once the presence of commercial ore is demonstrated.

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

A joint committee was created by Cuprum and the peoples of the Comarca. Monthly meetings of the committee are held to review development and to ensure continued mutual support. All work planned by the Company and Cuprum to date have been formally reviewed by and approved by the operating committee.

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

Exploration work can be performed within the boundaries of the hydro-electric reserve, as long as we present the plan and procedures that adhere to the respective regulations they will not affect the watershed. A portion of the Palo Seco Reserve Forestal (Forestry Reserve) enters the concession from the north and extends to within about one kilometer north of the main mineralized zone, although legal survey of this has not yet been done.

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

In western Panama, where Cerro Chorcha is located, Miocene andesitic to basaltic flows and volcanoclastic rocks of the Caflazas Group have been intruded by Pliocene to Miocene granodiorite and monzonitic rocks of the Tabasara.

The Porphyry copper deposits in Panama are associated with calc-alkaline intrusives. Panama hosts two 'world class' mineralized systems at Cerro Colorado and at Petal Pine, each containing in excess of one billion tons of mineralized rock.

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

Distal propylitic (chlorite, epidote, and actinolite) alteration surrounds proximal phyllic (sericitie and silicic) zones. Much of the chalcopyrite and bornite mineralization occurs in a quartz-magnetite stock work and vein facies within the intrusive.

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

ASARCO Exploration Company of Canada Ltd. discovered the Guariviviara Zone during a regional stream sediment program initiated in 1969. In 1976, exploration efforts included sampling, mapping and trenching resulted in defining porphyry copper mineralization grading greater than 0.2% Cu over an area of 600 meters by 300 meters.

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

In 1993 the original concession was grouped together in a land package measuring 24,350 ha in an agreement between Consultores Geologicos and GeoRecursos International S.A. and the concession was transferred to Geo-Minas, S.A.

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

Following approval of the new Chorcha mineral concession Cuprum and Belhaven undertook the construction of the Chorcha exploration camp and conducted a short program of geologic mapping and one-meter channel samples were collected from several zones of structurally-controlled quartz-magnetite stock work that appears to host the high-grade copper-gold-silver mineralization. Reported grades within the stock work zone, returned a total of 61 meters at an average grade of 1.89% Cu, 1.44 g/t Au, and 23.28 g/t Ag.

Based upon exploration work on the Cerro Chorcha, Bellhaven and the Company have procured a technical report on the property which was prepared in compliance with the National Instrument (NI) 43-101, "Standards of Disclosure For Mineral Projects" adopted by Canadian securities regulatory authorities. However, a company reporting under the U.S. Securities Exchange Act of 1934 may not report resources designated under NI 43-101 based upon a pre-feasibility study. In addition, to designate reserves under the Industry Guide 7 of the U.S. Securities and Exchange Commission a final or bankable feasibility study is required. Accordingly, while Bellhaven, Cuprum and the Company have used the NI 43-101 report in their evaluation of the property, they are not claiming or asserting any reserves for the Cerro Chorcha and it must be considered as an exploration property without any known resources. The proposed program for the Cerro Chorcha is exploratory in nature.

The final two phases of a three phase program of geologic investigation was planned to be conducted with Cuprum serving as the operator. Apart from direct geologic work, each phase of the program included the funding of some social program with the local indigenous groups.

Phase One included surface prospecting, surface geologic mapping, trenching and sampling as well as an 11-hole diamond drill program of 3,615.8 meters. The phase one program was conducted from March 2007 to November 2007, had a budget of $2.1 million dollars and actual costs of $2,100,492.

A contract with Cabo Drilling Corp. (Cabo), of Vancouver, B.C. Canada was signed to perform the drill program on March 14, 2007. In preparation for the drill program, the Company built drill pads and fuel storage facilities. The 3,600-meter drill program was commenced in June 2007 and concluded in November 2007 with eleven drill holes and 3,615.8 meters have been drilled with encouraging results.

The drill program of 3,615.8 meters, confirmed the Company’s geologic model which outlined a structurally controlled mineralized zone with a NE-SW direction. Holes CH-07-01 to CH-07-11 drilled across the higher grade stock work structures, identifying a zone of nearly 900 meters in strike length, which will be further defined by the next drilling campaign. Additionally, the drill program confirmed an envelope of medium grades (ranging from 0.4 to 0.8% Cu) which surround the higher grade stock work zones.

All holes drilled appeared to indicate potential for the extension of the higher grade zone at depth as evidenced by dipping mineralized structures observed in drill core and as shown on cross sections. This possibility was planned to be explored to greater extent by a10,000 meter drill program.

The previous drill program gives better context to the probable continuity of higher grade stock work and porphyry-style mineralization within areas of previously unexplained rock and soil geochemical anomalies surrounding the known Chorcha deposit. These anomalies are located within 0.5 to 1 kilometer to the north, south and east of the drill indicated resource, and are now being investigated by field crews to develop drill targets for the next tentative drill program. The updated NI-43-101 report, which was published in August 2008, was to serve as the basis for the next 10,000 meter drill program planned for 2016 or later, depending on the Company’s success in negotiations with the Panamanian government or the outcome of legal action mentioned throughout this report. The purpose of the next drill program will be to provide greater continuity to the geological model and to further define the mineralization at Cerro Chorcha which remains open in almost every direction, and to extend porphyry-style copper and gold mineralization to areas adjacent to and surrounding the known deposit.

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

Phase Two was planned to include the creation of access road into the Chorcha main zone.  Phase two will also include surface prospecting, surface geologic mapping, trenching and sampling as well as a 26-hole, 10,000-meter diamond drill program of systematic drilling utilizing several diamond drill rigs. Phase two will have a budget of approximately $6,900,000.

Phase Three was planned to concentrate on the completion of a bankable feasibility study by conducting the appropriate meters of drilling necessary to complete this task.  Further details or the costs affiliated with Phase Three cannot be determined unless a Phase 2 has been completed or until significant results of the Phase two have been assessed.

Throughout the exploration all samples will be prepared and analyzed by an independent 1S0 certified laboratory.

The exploration work on the Cerro Chorcha project was supervised by Michael D. Druecker, Ph.D., P.Geo a Qualified Person as defined in NI 43-101. Mr. Druecker has verified that trench and drill results have been accurately summarized from the official assay certificates provided to the Company.

The Company's drilling sampling procedures followed the Exploration Best Practices Guidelines outlined by the Mining Standards Task Force and adopted by the Toronto Stock Exchange. Samples have been analyzed by ICP (inductively coupled plasma/mass spectrometry), and gold analysis has been by fire assay with gravimetric finish on a 30gram split.

Quality control measures, including check duplicates and sample standard-assaying were implemented. A chain of custody review was been completed to ensure the integrity of all sample data. Samples were assayed by Acme Analytical Laboratories, independent of the Company.

The outstanding legal status of the project and the Company's financial condition delayed the Company’s ability to fund the commencement of Phase 2 and the Company’s operations.  The Company planned to fund operations including Phase 2 by the sales of shares of the Company’s Common Stock and or Convertible Promissory Notes.  However, in order to do so, the legal status of the Company’s Panamanian project must be resolved.

Panamanian Regulations

The operations conducted on the Cerro Chorcha project by Cuprum are subject to the supervisory and administrative laws of Panama which govern mining activities. In addition, these activities are governed by the terms and conditions of the exclusive mineral exploration agreement between Cuprum and the Regional Congress of the NoKaibo Region, the Chief of the NoKaibo Region and the Local Congress of the Kanicintti District of the NoKaibo Region as set out above. The major Panamanian statutes applicable to these operations are the "Code of Mineral Resources," the "General Corporation Law" and the "General Environmental Law."

Environmental Issues

Although our mineral activities are outside the United States of America and not subject to Federal, state or local provisions regarding discharge of material into the environment, they are subject to all the environmental regulations of their respective locales. However, since our proposed activities for the next several years are exploratory in nature, the effect of the regulations regarding the discharge of materials into the environment will not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

Plan of Operations

During the 12-month period commencing July 1, 2016, the Company will concentrate its efforts on the resolution of legal issues of the Panamanian copper prospect. We believe that it is doubtful that the Company will regain the concession and then any resolution is likely to involve a monetary payment to the Company.  If the Company regains the concession, it would seek to resume operations and concentrate on the further exploration of the project. The Company will also continue to evaluate additional mineral acquisitions.  The Company has hired outside counsel and on June 18, 2015, entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited, to fund its litigation against the Republic of Panama.  The terms of the LFA allow for funding of up to $8,000,000 of the Company’s litigation costs and require repayment of 2.5 times of the amount funded to the Company for such legal costs.  In addition, the Company will be required to share a percentage of any amount awarded to the Company with Therium.

In the event the Company is able to regain the concession in Panama as a form of settlement of the litigation, it would resume exploration work which would require approximately 10,000 meters of drilling at an estimated cost of $6,900,000.  The Company would need to raise approximately $8,000,000 for the exploration work and the cost of operations for the 12-month period commencing July 1, 2016.  There can be no assurance that such capital will be available to the Company.

The Company’s activities in evaluation of other mineral projects and concessions will require additional capital of approximately $500,000 to finance all of its operations for the 12-month period commencing July 1, 2016.  There can be no assurance that such capital will be available to the Company.

Competition

In the event we regain the Panama concession, we would face competition from other copper mining and producing companies around the world from companies that are more established and better capitalized.

With respect to seeking new mining projects, we also face competition from larger, more established and better capitalized companies seeking profitable projects around the world.

Personnel

The Company presently employs 2 people. Both are full time employees. Pinchas Althaus, the Chief Executive Officer, and Diego Roca, the Chief Financial Officer. The Company anticipates hiring additional personnel for administrative and financial functions during the year ending December 31, 2016.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

The Company has no material physical properties. Its material assets consist of its stock ownership of the Nevada and Panamanian Subsidiary and its contractual rights under the Panamanian project. The material assets of the Panamanian Subsidiary consist of its contractual rights under the two Panamanian projects.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company or the Nevada Subsidiary nor any of their property is a party or subject to any pending legal proceeding against it. The Company is not aware of any contemplated or threatened legal proceeding against it or the Nevada Subsidiary by any governmental authority or other party.

As discussed in our proposed operations section above, on December 5, 2013, the Company notified the Panamanian government of the Company’s intent to initiate arbitration proceedings under the U.S.-Panama Bilateral Investment Treaty (“U.S.-Panama BIT”) and the U.S.-Panama Trade Promotion Agreement (“U.S.-Panama TPA”).  As the Panamanian government has not responded to the Company’s requests to discuss a negotiated settlement, The Company filed a formal request for arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 29, 2016.  The Company has determined the amount of relief that it will seek in the arbitration shall be $268,300,000.  There can be no assurance that it will be successful or recover any amount.

The dispute involves the Panamanian government’s interference with the Company’s investment in the mining concession.  Cuprum owns the exploration rights to the Cerro Chorcha concession.  As discussed above, the Panamanian Ministry of Commerce and Industry (“MICI”) was named as a defendant in a lawsuit brought by Cesar Salazar in December 2009, which led to the “provisional suspension” on all actions involving the Cerro Chorcha.  Awaiting resolution of the lawsuit, the Company filed an application for an extension of its exploration rights in March 2010, one month before the initial exploration concession was to expire.  However, despite the provisional suspension placed on the Cerro Chorcha, the Panamanian government designated the Cerro Chorcha as a “mining reserve” in April 2010 without considering the Company’s extension request, with the purpose and intent of reverting ownership of the concession to the Panamanian government.  Furthermore, the Panamanian government subsequently passed legislation that annulled existing mining concessions in the area encompassing Cerro Chorcha in March 2013.  The Company believes that these actions of the Panamanian government are unlawful and contravene Panama’s international obligations under the U.S.-Panama BIT and the U.S.-Panama TPA.

On March 29, 2016, the Company filed a Request for Arbitration against the Republic of Panama (Panama).  This request was filed with the Secretary-General of the International Centre for Settlement of Investment Disputes (ICSID) under the terms of the U.S.-Panama Bilateral Investment Treaty (the U.S.-Panama BIT).  The Request for Arbitration is the result of the above mentioned longstanding dispute arising from Panama’s expropriation of Dominion’s substantial investment in the Cerro Chorcha mining concession.

The Request for Arbitration sets forth Dominion’s claims as follows:

•

Panama’s actions amounted to an expropriation of Dominion’s investment within the meaning of Article IV of the U.S.-Panama BIT, as they had the effect of depriving Dominion of all or substantially all of its investment in Cerro Chorcha; and

•

Panama’s actions breached its obligations under Article II of the U.S.-Panama BIT to accord fair and equitable treatment to Dominion with respect to its investment in Cerro Chorcha.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently not traded on any market.  Our common stock was formerly traded under the symbol “DMNM” and was quoted on the OTCQB until October 27, 2012 when the Company’s registration under the Securities and Exchange Act of 1934 was revoked. The Company is currently working to file the applicable documentation in order to resume trading of its common stock and to be quoted on the OTCQB.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2014*	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

Fiscal Year 2015*	High	Low
First Quarter*	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

* The Company’s Common Stock did not trade during the years ending December 31, 2015 and 2014.

As of June 13, 2016, there has been no sale price reported on the OTCQB for the Company’s Common Stock.

Holders

As of June 13, 2016, we had 99,512,345 shares of our Common Stock issued and outstanding. There were 146 beneficial owners of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our Board of Directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.

Unregistered Sales and Issuances of Equity Securities

The following securities were issued during the year ended December 31, 2015 in reliance upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933:

From January 16, 2015 to March 31, 2015, the Company sold 3,066,667 shares of its common stock to an investor.  The shares were sold at $0.015 per share or $46,000 in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Dominion Minerals Corp.

We have audited the accompanying balance sheet of Dominion Minerals Corp. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dominion Minerals Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Heaton & Company, PLLC

Farmington, Utah

June 13, 2016

Kristofer Heaton, CPA William R. Denney, CPA

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523

heatoncpas.com

DOMINION MINERALS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2015	2014

Cash and cash equivalents	$ 64	$ 79

Total assets	$ 64	$ 79

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued liabilities	$ 81,434	$ 98,412
Convertible note payable and interest	2,354,425	2,308,062
Loans from officers	16,731	5,422
Compensation due to officers	3,204,630	2,649,771
Total current liabilities	5,657,220	5,061,667

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized;
200 shares issued and outstanding as of December 31, 2015 and 2014	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
99,512,345 and 96,445,678 issued and outstanding as of December 31, 2015 and 2014, respectively	9,952	9,645
Additional paid-in capital	35,969,327	35,923,634
Retained deficit	(41,636,435)	(40,994,867)
Total shareholders' deficit	(5,657,156)	(5,061,588)
Total liabilities and shareholders' deficit	$ 64	$ 79

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2015	2014

REVENUE	$ -	$ -
COST OF SALES	-	-

GROSS PROFIT	-	-

PROFESSIONAL FEES	7,490	44,667
OFFICER COMPENSATION	575,000	575,000
GENERAL AND ADMINISTRATIVE EXPENSES	12,715	22,719

LOSS FROM OPERATIONS	(595,205)	(642,386)

OTHER (EXPENSE) INCOME:
Interest expense, net	(46,363)	(46,363)
Total other expense, net	(46,363)	(46,363)

LOSS BEFORE PROVISION FOR INCOME TAXES	(641,568)	(688,749)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(641,568)	(688,749)

LOSS PER SHARE
Basic and diluted loss per share	$ (0.01)	$ (0.01)

Basic and diluted weighted average number of common shares	98,972,436	93,968,720

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	SHAREHOLDERS'
	SHARES	PAR	SHARES	PAR	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2013	200	$ -	86,445,678	$ 8,645	$ 35,824,634	$ (40,306,118)	$ (4,472,839)

Issuance of Common Stock @ $0.01	-	-	10,000,000	1,000	99,000	-	100,000

Net loss	-	-	-	-	-	(688,749)	(688,749)

Balance, December 31, 2014	200	-	96,445,678	9,645	35,923,634	(40,994,867)	(5,061,588)

Issuance of Common Stock @ $0.01	-	-	3,066,667	307	45,693	-	46,000

Net loss	-	-	-	-	-	(641,568)	(681,560)

Balance, December 31, 2015	200	$ -	99,512,345	$ 9,952	$ 35,969,327	$ (41,636,435)	$ (5,657,156)

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (641,568)	$ (688,749)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest	46,363	46,363
Changes in operating assets and liabilities:
Accrued liabilities	(16,978)	27,086
Compensation due to officers	554,859	514,020
Net cash used in operating activities	(57,324)	(101,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer loans	11,309	1,359
Proceeds from sales of shares of Common Stock	46,000	100,000
Net cash provided by financing activities	57,309	101,359

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15)	79

CASH AND CASH EQUIVALENTS, beginning of the period	79	-

CASH AND CASH EQUIVALENTS, end of period	$ 64	$ 79

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

1.	Nature of Business and Significant Accounting Policies

a.

Nature of business – Dominion Minerals Corp. (“Company”) was incorporated January 4, 1996, under the laws of the state of Delaware. The Company is engaged in the exploration of precious and base metals including gold and copper. The current potential property under exploration is located in the Republic of Panama (“Panama”).

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

b.

Basis of presentation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Empire Minerals Corp, a Nevada Corporation and Cuprum Resources Corp., a Panamanian Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company is currently in a stage which is characterized by significant expenditures for the examination and development of exploration opportunities by its subsidiaries. The subsidiaries' focus for the foreseeable future will continue to be on securing joint venture agreements to begin conducting mining operations.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.

c.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the fair value of various accruals.  Actual results could differ from those estimates.

d.

Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less. Currently, $64 is included in cash and cash equivalents.

e.

Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash deposits in financial institutions that do not exceed the amounts insured by the U.S. government. As of December 31, 2015 and 2014, the Company’s bank balances did not exceed government-insured limits.

The Company has an investment in copper mining activities in Panama. Accordingly, the Company’s mining business, financial condition and results of operations may be influenced by the political, economic and legal environments in Panama, and by the general state of their economies. The Company’s foreign operations are subject to specific considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

f.

Net loss per share – In accordance with ASC 260, Earnings Per Share, basic earnings/loss per common share (“EPS”) is computed by dividing net earnings/loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive.

g.

Income Taxes – The Company provides for income taxes under ASC 740 Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax assets or liabilities are expected to be settled or realized. ASC 740 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. The provision for federal income tax differs from that computed amount by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

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

h.

Stock-based compensation – The Company records stock-based compensation in accordance with ASC 718. ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period.

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined by using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Further, for stock, options, and warrants issued to service providers and founders, the Company follows ASC 505-50-30-11 (previously EITF 96-18) which requires recording the options and warrants at the fair value of the service provided and expensing over the related service periods.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

i.

Recently Issued Accounting Pronouncements - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The Company has implemented the early adoption of the FASB recently issued Accounting Standard Update No. 2014-10-Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

2.	Going Concern

The Company has had no revenues or cash flows from operations. The Company has an accumulated deficit of $41,636,435 as of December 31, 2015, and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying consolidated financial statements as a result of this uncertainty.

3.	Long term investment

Cuprum Resources Corp. (“Cuprum”) – In March 2007, the Company, Bellhaven Copper & Gold, Inc. (“Bellhaven”) and Cuprum entered into an Exploration Development Agreement (“Agreement”). The Agreement grants the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum, the holder of a Mineral Concession from Panama on a copper prospect located in Panama. The Agreement calls for the Company to pay Cuprum or Bellhaven $2,000,000 in annual installments of $500,000 each beginning in March 2007, issue Bellhaven 4,000,000 shares of the Company’s common stock under an escrow agreement and further cash investments totaling $15,000,000 to be used in exploration and development work on the copper prospect underlying Cuprum’s Mineral Concession. Currently, the Company owns less than 20% of Cuprum and therefore, has recorded this investment option under the cost method of accounting for investments. As of March 31, 2009, the Company made its first two cash installment payments of $500,000, invested another $5,600,267 which was used for the exploration and development work, and issued 4,000,000 shares of common stock at $0.50 per share, or $2,000,000. Accordingly, as of March 31, 2009, the Company reflected $8,600,401 as investments in their consolidated balance sheet, which includes the $5,600,267 incurred in the exploration and development work. The exploration and development work relates to project costs for the period. The project costs include drilling, general geology, camp, mobilization, geophysics, land administration, assays and shipping, helicopter, office, and management expenses. These costs have been capitalized by the Company as part of the Company’s option to acquire up to 75% interest in Cuprum, as per the Agreement. In accordance with the Agreement, the Company was to have contributed approximately $9,000,000 by the second anniversary of the Agreement, and by March 31, 2009, that milestone had not been reached. Therefore, as of March 31, 2009, in accordance with the Agreement, the Company did not own any direct interest in Cuprum.

On April 14, 2009, the Company and Bellhaven executed a stock purchase agreement (“SPA”) whereby the Company acquired 100% interest in Cuprum for $1,500,000 in cash and 2,000,000 shares of common stock. Further, as per the SPA, Bellhaven will transfer all of the issued and outstanding shares of Cuprum currently owned by Bellhaven to the Company. In addition, all previous payments made by the Company to Bellhaven for the exploration and development work under the terms of the Agreement, and the issuance of 4,000,000 shares to Bellhaven, are included as part of the consideration for the transaction. The transaction was recorded utilizing the Investment method of accounting. Accordingly, the Company recorded an additional $1,720,000 as an Investment in Cuprum.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

From April 2009 to April 2010, the Company incurred additional projects costs in the amount of $1,093,802. As of April 30, 2010, the Company reflected a total of $11,414,203 as an investment in the Panamanian subsidiary.

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. On December 31, 2010, the Company recorded a loss on the investment in Cuprum in the amount of $11,414,203. As of December 31, 2015 and 2014 the Company reflected a total of $0 as investments in any projects by the Company or any of its subsidiaries.

In March 2013, the Panamanian government subsequently passed legislation that annulled existing mining concessions in the area encompassing Cerro Chorcha.  The Company believes that these actions of the Panamanian government are unlawful and contravene Panama’s international obligations under the U.S.-Panama BIT and the U.S.-Panama TPA.

4.	Convertible Note Payable and Short Term Loan

a.

On November 27, 2009, Dominion Minerals Corp. (the “Company”) entered into and closed on a Convertible Loan Agreement (the “Loan Agreement”) to sell to non-US persons the convertible note due 2010 (the “Note”) in the aggregate principal amount of $2,000,000 and warrants to purchase up to 10,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), with an exercise price of $0.15 per share for a total purchase price of $2,000,000.

The Note matures one year after the date of issuance. The Note pays interest at a rate of 3-Month LIBOR plus 2.0% per annum, which is payable at maturity, and is convertible into shares of Common Stock at a conversion price equal to $0.10 per share (the “Conversion Price”). The Conversion Price is subject to adjustment for certain events, including the dividends, distributions or split of the Company’s Common Stock, or in the event of the Company’s consolidation, merger or reorganization. In the event of a conversion, accrued interest shall be automatically converted into common stock. In addition, the Company has the right to prepay the entire outstanding principal due under the Notes upon a three business day notice.

The Company’s obligations under the Loan Agreement and the Note are secured by the pledge of 5,000,000 shares of Cuprum Resources Corp., a corporation organized under the laws of the Republic of Panama (“Cuprum”), owned by the Company pursuant to a Pledge Agreement dated as of November 30, 2009 by and among the Company, Cuprum and the investor. The pledged shares represent all of the issued and outstanding equity shares of Cuprum.

Warrants to purchase shares of Common Stock expired one year from the closing of the Note.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. Accordingly, the Company notified the Note Holder of such events and how it relates to their inability to perform pursuant to the terms of the Concession Agreement and subsequently the terms of the Note, to support its claim of a force majeure and its inability to repay the Note. To date, because of the Company’s inability to resume exploration activities on the Mineral Concession, the Company has been unable to repay the Note and the Note Holder has not converted the Note. The Company incurred interest expense in the amounts of $45,613 for the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the total amount due for the Convertible Note payable is $2,277,550 and $2,231,937, respectively.

b.

On July 1, 2013, the Company executed 4 Convertible Promissory Notes (“Convertible Promissory Notes”) in the aggregate amount of $75,000. The Convertible Promissory Notes were payable in 1 year, bearing interest at a rate of 1% annum for the term of the note. On November 1, 2014, the Company and each Note Holder entered into an agreement to extend the maturity date of the Notes to the earlier of December 31, 2016 or the date of any award granted to the Company in the litigation action between the Company and the Republic of Panama. The Holders of the Convertible Promissory Notes may convert the principal amount for shares of the Company’s common stock equal to the aggregate of 7.5% of the total issued and outstanding shares of the Company’s common stock.  The Company incurred interest expense in the amounts of $750 for the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the total amounts due for the Convertible Promissory Notes is $76,875 and $76,125, respectively.

5.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2015 and 2014, the Company has 99,512,345 and 96,445,678 shares of common stock outstanding, respectively and 200 shares of Series A preferred stock outstanding.  During the year ended December 31, 2015 and 2014, the Company sold 3,066,667 and 10,000,000 shares of common stock, respectively.

The Company’s authorized Series A preferred stock consists of 200 shares and has relative rights, preferences, privileges and limitations as follows:

●

The Series A has a super voting right in that it votes together with the common stock and any other class of stock entitled to vote with the common stock all as a single class, with each 100 shares of Series A entitled to 40% of all votes to be cast on any matter;

●	The Series A is not convertible and is not entitled to any dividends or any distribution in liquidation of the Company;

●	The Series A is not transferable in any manner without the unanimous vote of the Company’s Board of Directors;

●

Without the unanimous consent of the holders of the Series A stock, there shall not be any change made to the Rights of the Series A or to create any stock with equal or superior voting right to the Series A stock or authorize any additional shares of Series A stock; and

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Upon the occurrence of a Qualified IPO by the Company, the Series A stock shall be automatically cancelled and returned to the status of undersigned authorized but unissued preferred stock. “Qualified IPO” means the sale of common stock of the Company in an underwritten public offering or resale registration under the Securities Act of 1933 which results in the Company having a market capitalization in excess of $100,000,000, based on the average closing price of the Company’s common stock for 10 consecutive trading days.

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Net operating loss	$641,568	$688,749
Adjustment for unpaid accrued salaries	(554,859)	(514,020)
Adjusted net operating loss	86,709	174,729
Effective income tax rate	40%	40%
Total deferred tax assets	34,684	69,892
Less: valuation allowance	(34,684)	(69,892)
Total deferred tax assets	-	$-

The Company’s deferred tax assets as of December 31, 2015 and December 31, 2014 of $16,654,574 and $16,397,947, respectively, was fully offset by a valuation allowance, resulting in net deferred tax assets of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carry-forward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2015 and 2014 is as follows:

	2015	2014
Federal income tax rate	34%	34%
State tax, net of federal benefit	6%	6%
Increase in valuation allowance	(40)%	(40)%
Effective income tax rate	-%	-%

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2026 through 2035.

The Company’s last tax return submitted was for the year ended December 31, 2007. The Company‘s tax returns for the years ended December 31, 2008 through 2015 are open for examination by the tax federal and state tax authorities.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

7.

Commitments and contingencies – On December 1, 2007, the Company entered into Employment Agreements with its Chief Executive Officer and its Chief Financial Officer. The agreements have terms of five years and three years, respectively. The agreements are automatically renewed for one-year term unless the Company or Executive gives 90 days prior written notice to terminate the agreement.

8.

Legal Proceedings - On December 5, 2013, the Company notified the Panamanian government of the Company’s intent to initiate arbitration proceedings under the U.S.-Panama Bilateral Investment Treaty (“U.S.-Panama BIT”) and the US.-Panama Trade Promotion Agreement (“U.S.-Panama TPA”).  As the Panamanian government has not responded to the Company’s requests to discuss a negotiated settlement, The Company has filed a formal Request for Arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 30, 2016.  The Company is seeking relief in the amount of $268.3 million in the arbitration.  There can be no assurance that it will be successful or recover any amount.

The dispute involves the Panamanian government’s interference with the Company’s investment in the mining concession.  Cuprum owns the exploration rights to the Cerro Chorcha concession.  As discussed above, the Panamanian Ministry of Commerce and Industry (“MICI”) was named as a defendant in a lawsuit brought by Cesar Salazar in December 2009, which led to the “provisional suspension” on all actions involving the Cerro Chorcha.  Awaiting resolution of the lawsuit, the Company filed an application for an extension of its exploration rights in March 2010, one month before the initial exploration concession was to expire.  However, despite the provisional suspension placed on the Cerro Chorcha, the Panamanian government designated the Cerro Chorcha as a “mining reserve” in April 2010 without considering the Company’s extension request, with the purpose and intent of reverting ownership of the concession to the Panamanian government.  Furthermore, the Panamanian government subsequently passed legislation that annulled existing mining concessions in the area encompassing Cerro Chorcha in March 2013.  The Company believes that these actions of the Panamanian government are unlawful and contravene Panama’s international obligations under the U.S.-Panama BIT and the U.S.-Panama TPA.

On June 18, 2015, the Company entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited, to fund its litigation against the Republic of Panama.  The terms of the LFA allow for funding of up to $8,000,000 of the Company’s litigation costs and require repayment of 2.5 times of the amount funded to the Company for such legal costs.  In addition, the Company will be required to share a percentage of any amount awarded to the Company with Therium.

9.	Subsequent Events

For the purpose of the accompanying consolidated financial statements, subsequent events have been evaluated through the date these financial statements were issued.

On April 1, 2016, the Company sold a Convertible Promissory Note (“Note”) in the amount of $26,000.  The Note contained an Original Issue Discount of $6,000 and bears interest in the amount of 24% annually.  The term of the note is for six months with a conversion price of $0.015 per share.  The Company may prepay the note by providing the Note Holder with a 3-day notice.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Plan of Operations

Results of Operations for the years ended December 31, 2015 and 2014

The following gives a summary of the most recent Statement of Operations data of Dominion Minerals Corp. for the years ended December 31, 2015 and 2014, and the Balance Sheet data of the Company as of December 31, 2015 and 2014.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Statement of Operations

Revenue	$––	$––
Net Loss	(641,568)	(688,749)
Net Loss Per Share	$(0.01)	$(0.01)

Balance Sheet

Total Assets	$64	$79
Total Liabilities	5,657,220	5,061,667
Shareholders’ Deficit	(5,657,156)	(5,061,588)

Revenue and Gross Profit

During the years ended December 31, 2015, and 2014 the Company had no revenue, no costs affiliated with earning revenue and gross profit for the years ended December 31, 2015 and 2014 was $0.

Operating Expenses

Operating expenses for the year ended December 31, 2015 and 2014 consisted primarily of compensation to officers of $575,000.  Other operating expenses for the year ended December 31, 2015 consisted of professional fees and general and administrative expenses of $7,490 and $12,715, respectively. For the year ended December 31, 2014, professional fees and general and administrative expenses incurred were $44,667 and $22,719, respectively.  Professional fees were incurred primarily for legal, accounting and consulting costs in connection with the Company’s effort to resume its reporting obligations to the SEC.

Loss from Operations

Loss from operations for the year ended December 31, 2015 and 2014 was $595,205 and $642,386, respectively. The losses for the years ended December 31, 2015 and 2014 were primarily attributable to the officer compensation, professional fees and general and administrative expenses described above of $595,205 and $642,386, respectively.

Net Loss

Net loss from operations for the years ended December 31, 2015 and 2014 was $641,568 and $688,749, respectively. The net losses were primarily attributable to the loss from operations and interest expense for the Convertible Promissory Notes entered into by the Company and various investors. Inflation did not have a material impact on the Company’s operations for the period. Management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2015 and 2014, we had a working capital deficit of $5,657,156 and $5,061,588, respectively.  Our current liabilities as of December 31, 2015 and 2014 of $5,657,220 and $5,061,667, respectively, exceeded our current assets as of December 31, 2015 and 2014 of $64 and $79, respectively.  We had an accumulated deficit of $41,636,435 and $40,994,867 on December 31, 2015 and 2014, respectively.

We had a cash balance of $64 and $79 on December 31, 2015 and 2014, respectively.  Net cash used for operating activities for the year ended December 31, 2015 and 2014 was $57,324 and $101,280, respectively. The net loss for the year ended December 31, 2015 and 2014 was $641,568 and $688,749, respectively. Cash used in operating activities was for compensation, professional fees and general and administrative expenses.

Net cash obtained through all financing activities for the year ended December 31, 2015 and 2014 was $57,309 and $101,359, respectively. This consisted of $46,000 and $11,309 in proceeds from the sale and issuance of common stock and from loans obtained from officers, respectively, during the year ended December 31, 2015 and $100,000 and $1,359 in proceeds from the sale and issuance of common stock and from loans obtained from officers, respectively, during the year ended December 31, 2014.  For the year ended December 31, 2015 and 2014, we had net cash flows of $(15) and $79, respectively.

Financings and Sources of Liquidity

For the years ended December 31, 2015 and 2014, we sold 3,066,667 and 10,000,000 shares of the Company’s common stock to an investor for $46,000 and $100,000, respectively.

Over the next 12 months, we plan to continue to fund our operations through the sale of common stock, common stock warrants, convertible promissory notes or a combination thereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our interim Chief Financial Officer in connection with the review of our consolidated financial statements as of December 31, 2015.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a new position in order to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. When funds are available to us, we plan to appoint one or more outside directors to our Board of Directors, who will be appointed to an audit committee, resulting in a fully functioning audit committee which will undertake the oversight of the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors, who would be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of calendar year 2016. Additionally, we plan to test our updated controls and remediate our deficiencies in 2016.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position

Pinchas Althaus	41	President, Chief Executive Officer and Director

Diego Roca	48	Executive Vice-President, Chief Financial Officer, Treasurer, and Director

Chaim Lebovits	44	Director

Chaim Schiff	42	Director

Pinchas Althaus has served as a director and as the President of the Nevada Subsidiary since March of 2006. He has been a director and President of the Company since February of 2007. From October 2004 to April of 2006 he was employed as the Chief Operating Officer for Golden River Resources, a mining and mineral exploration company of Melbourne, Australia. From February through October of 2004, he was employed as the Director of Business Development for Golden River Resources. From February of 2003 through December of 2003, he served as the Director of Business Development for Tahera Diamond Corporation of Toronto, Canada. From February of 2000 to February of 2003, he was the Director for Business Development for Ambient Corp. Mr. Althaus attended the Rabbinical College of Israel from which he received Rabbinical Certification in 1994.  Mr. Althaus’ prior experience in the mining sector and his role as a founder of the current Company earned him the position as a director of the Company.

Diego E. Roca served as a director and the Chief Financial Officer, Executive Vice President and Treasurer of the Nevada Subsidiary from May of 2006 on a part-time basis. In March of 2007, he assumed these positions on a full-time basis for the Company and the Nevada Subsidiary. He has over 15 years of experience in financial management, operations, public (SEC) filings, cash management and internal controls including 9 years ending in 2004 with Digitec 2000, Inc. There he began as Digitec's Controller, progressing to Chief Operating Officer and Senior Vice President and Chief Financial Officer. From November 2004 until February 2007, Mr. Roca served as a consultant to various companies, including working with Empire Minerals on a part-time basis. He was the Chief Executive Officer and a Director of Trimax Corp. for the month of July 2004 and he was the Chief Financial Officer and a Director of Codesmart Holdings, Inc. from October 31, 2013 to April 23, 2014.  On February 1, 2016, Mr. Roca was appointed Chief Financial Officer of FORU Holdings, Inc. (OTCQB:FORU).  Mr. Roca received a Bachelor of Science degree in Accounting from Queens College in 1991.  Mr. Roca’s experience as a financial manager and administrator in publicly traded companies earned him the position as a director in the Company.

Chaim Lebovits has served as a director for the Company since July 30, 2008.  For over a decade, Mr. Lebovits has been in the business of mining and natural resource management in Africa.  In December 2005, Mr. Lebovits, founded ACC Holdings International. ACC Holdings is a company which has been involved actively in offshore E&P projects in West Africa and Israel. Mr. Lebovits has served on the board of several oil and gas companies including Rialto Energy and Shemen Oil and Gas Resources, both of which are public companies.  ACC Holdings is also involved in real estate projects and is the controlling shareholder in Brainstorm Cell Therapeutics, a biotechnology company.  Mr. Lebovits’ experience in the mining sector including his leadership roles in prior positions held in the mining sector earned him the position as a director of the Company.

Chaim Schiff has served as a board member of the Company since 2010. Mr. Schiff is an Executive Vice President at ACC Holdings since 2008 and has served as a member of the board of directors of Shemen Oil and Gas Resources, an Israeli public company. Prior to joining ACC Holdings, Mr. Schiff was a partner at Ickovics, Neustadter & Co., a Tel Aviv boutique law firm. There are no family relationships between any of the directors, officers or significant employees.  Mr. Schiff’s prior experience as an administrator and legal advisor to Mr. Lebovits and the firms Mr. Lebovits managed earned him the position as director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the remuneration paid during the years ended December 31, 2015 and December 31, 2014 to persons who were during that year or now are officers and directors of the Company by the Company and/or any of its subsidiaries.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation (6) ($)	Totals ($)
Pinchas Althaus (1) Chief Executive Officer	2014 2015	$20,000 19,500	- -	- -	- -	- -	- -	- -	$20,000 19,500

Diego E. Roca (1) Chief Financial Officer	2014 2015	$40,980 641	- -	- -	- -	- -	- -	- -	$40,980 641

Employment Agreements

On December 1, 2007, the Company and Pinchas Althaus entered into an Employment Agreement, whereby Mr. Althaus was employed as Chief Executive Officer and Chairman of the Board of Directors for a term of four years, with one-year automatic renewal terms. Mr. Althaus is entitled to compensation of $350,000 per year for base salary and an annual bonus to be determined at the discretion of the Board of Directors.  Mr. Althaus and the Company have mutually agreed to defer any unpaid portion of salaries until the Company’s financial condition allows for salaries due pursuant to the Employment Agreement can be paid.

On December 1, 2007, the Company and Diego E. Roca entered into an Employment Agreement, whereby Mr. Roca was employed as Chief Financial Officer, Executive Vice President and Director for a term of three years, with one-year automatic renewal terms. Mr. Roca is entitled to compensation of $225,000 per year for base salary and an annual bonus to be determined at the discretion of the Board of Directors.  Mr. Roca and the Company have mutually agreed to defer any unpaid portion of salaries until the Company’s financial condition allows for salaries due pursuant to the Employment Agreement can be paid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities as of June 13, 2016:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Ownership Percent of Class	Voting Rights Percent of Class

Series A	Pinchas Althaus	100 shares	(2)	50%	50%
Preferred Stock(1)	410 Park Avenue, 15th Floor
	New York, NY 10022

Series A	Investment Group(3)	100 Shares	(4)	50%	50%
Preferred Stock(1)

Common Stock	Pinchas Althaus	8,750,000	(2)	8.79%	41.75%
	410 Park Avenue, 15th Floor
	New York, NY 10022

Common Stock	Investment Group(3)	25,916,090	(4)	26.04%	45.21%

Common Stock	Michael Bernard Silver	13,066,667	(5)	5.02%	5.02%
	100 Westminister Bridge Road
	London, UK SE1 7XB

(1)

The Series A Preferred Stock consists of 200 shares which as a class has the right to vote 80% of all votes to be cast on any matter by the combined outstanding Series A Preferred Stock and Common Stock.

(2)	Owned of record and beneficially.

(3)	The members of the Investment Group and the percentage ownership of each member in the total holdings of the Investment Group are as follows:

(a)	Reytalon Ltd., an Israeli corporation – 30%; Avi Schnur, who had no prior relationship with the Company is the control person of Reytalon, Ltd.;

(b)	Talromit Financial Holdings, Ltd., an Israeli corporation – 10%; Yosef Greenfeld, who had no prior relationship with the Company is the control person of Talromit Financial Holdings, Ltd.

(c)	Grantsville Investments Limited (BVI), a British Virgin Islands corporation – 20%; James Lasry, who had no prior relationship with the Company is the control person of Grantsville Investments Limited;

(d)	Graceville, Ltd., an Israeli corporation – 20%; Alexander Reisman, who had no prior relationship with the Company is the control person of Graceville, Ltd.; and

(e)	ACC Holding International Ltd., a British Virgin Islands corporation – 20%. Chaim Lebovits, a director of the Company is the control person of ACC Holding International, Ltd.

(4)	Owned of record and beneficially by each member in (3) immediately above.

(5)

Includes shares beneficially owned by Mr. Silver individually, 1,000,000 shares, through Mr. Silver’s ownership interest in (i)Project Global Investments, Ltd., 2,066,667 shares; (ii)Advance Conveyors PTY Ltd., 5,000,000 shares; (iii)Fair Choice Ltd., 5,000,000 shares and their ownership of the common stock of the Company.

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of November 24, 2015:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Ownership Percent of Class	Voting Rights Percent of Class

Series A	Pinchas Althaus	100 shares		50%	50%
Preferred Stock	410 Park Avenue, 15th Floor
	New York, NY 10022

Series A	Chaim Lebovits	20 shares	(1)	10%	10%
Preferred Stock	410 Park Avenue, 15th Floor
	New York, New York 10022

Common Stock	Pinchas Althaus	8,750,000		8.79%	41.75%
	410 Park Avenue, 15th Floor
	New York, NY 10022

Common Stock	Chaim Lebovits	6,383,218	(1)	6.41%	9.28%
	410 Park Avenue, 15th Floor
	New York, New York 10022

Common Stock	Diego Roca 410 Park Avenue, 15th Floor New York, NY 10022	3,550,000		3.57%	3.57%

Common Stock	All Officers and Directors of the Company as a Group (5 persons)	18,683,218		18.77%	54.60%

(1)	Includes shares beneficially owned through Mr. Lebovits’ ownership interests in ACC Holdings International Ltd’s ownership of the common stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

None of the following parties has, during the year 2015 and 2014 and through the date hereof, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

●	Any of our directors or officers,

●	Any person proposed as a nominee for election as a director,

●	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock,

●	Any of our promoters, and

●	Any relative or spouse of any of the foregoing persons who share the same house as such person.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Heaton & Company, LLC, for the fiscal years 2015 and 2014, respectively.

ACCOUNTING FEES AND SERVICES	2015	2014

Audit fees	$10,000	$10,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-
Total	$10,000	$10,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Heaton & Company, LLC was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The consolidated financial statements of Dominion Minerals Corp. and the Report of Independent Registered Public Accounting Firm are presented in this Report.

(b)	Exhibits

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation with Amendments through May 31, 2007 (1)

3.1a	Certificate of Ownership, Merger and Name Change (4)

3.2	Company's Bylaws (1)

4.1	2007 Stock Incentive Plan (6)

4.2	Qualified Stock Option Agreement to the 2007 Stock Incentive Plan (6)

10.1	Merger Agreement by and among Empire Minerals Corp., a Delaware corporation, Xacord Acquisitions Sub Corp., a Nevada corporation and Empire Gold Corp., a Nevada corporation dated February 20, 2007 (1)

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

10.5	Restricted Equity Purchase Agreement (1)

10.6	Stock Repurchase Agreement (1)

10.7	Convertible Promissory Note dated June 25, 2007. (2)

10.7a	Amendment to June 25, 2007 Convertible Promissory Note. (3)

10.8	Convertible Promissory Note dated June 26, 2007. (2)

10.9	Convertible Promissory Note dated July 2, 2007. (2)

10.10	Subscription Agreement – Goldberg. (2)

10.11	Form of Subscription Agreement. (2)

10.12	Special Warrant Documents. (2)

10.13	Advisory Agreement between Saddle River Associates, Inc. and Empire Gold Corp. (2)

10.14	Acquisition Agreement between Saddle River Associates, Inc. and Empire Gold Corp. (2)

10.15	Consulting Agreement between Empire Gold Corp. and Silver Global S.A. (2)

10.16	Loan Agreement between Dominion Minerals Corp. and Balstone Investments, Ltd. dated March 10, 2008. (5)

10.17	Indemnification Letter dated March 11, 2008 between Dominion Minerals Corp. and Pinchas Althaus. (5)

14.1	Code of Business Conduct and Ethics (5)

14.2	Policy Statement of Dominion Minerals Corp. - Protection of Material, Nonpublic and Other Confidential Information and Prevention of Insider Trading and Tipping (5)

21.1	Subsidiaries (5)

31.1	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(5)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008.

(6)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION MINERALS CORP.

Dated: June 14, 2016	By:	/s/ Pinchas Althaus
Pinchas Althaus Chief Executive Officer
Dated: June 14, 2016	By:	/s/ Diego E. Roca
Diego E. Roca Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 14, 2016	By:	/s/ Pinchas Althaus
Pinchas Althaus Director
Dated: June 14, 2016	By:	/s/ Diego E. Roca
Diego E. Roca Director
Dated: June 14, 2016	By:	/s/ Chaim Lebovits
Chaim Lebovits Director
Dated: June 14, 2016	By:	/s/ Chaim Schiff
Chaim Schiff Director