Form 10-Q
period 2016-03-31
DOMINION MINERALS CORP
filed 2016-06-20
CIK 1402747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-52696

DOMINION MINERALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3091075
(State of incorporation)	(I.R.S. Employer Identification No.)

410 Park Avenue

15th Floor

New York, NY 10022

(Address of principal executive offices)

732-536-1600

  (Registrant’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

 As of June 17, 2016, the registrant had 99,512,345 shares of common stock, par value $.0001 per share issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Dominion Minerals Corp. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2016 Unaudited	2015

Cash and cash equivalents	$ -	$ 64

Total assets	$ -	$ 64

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued liabilities	$ 82,325	$ 81,434
Convertible note payable and interest	2,366,015	2,354,425
Loans from officers	16,731	16,731
Compensation due to officers	3,348,380	3,204,630
Total current liabilities	5,813,451	5,657,220

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized;
200 shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized
99,512,345 issued and outstanding as of March 31, 2016 and December 31, 2015	9,952	9,952
Additional paid-in capital	35,969,327	35,969,327
Retained deficit	(41,792,730)	(41,636,435)
Total shareholders' deficit	(5,813,451)	(5,657,156)
Total liabilities and shareholders' deficit	$ -	$ 64

The accompanying notes are an integral part of these consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries
Consolidated Statements of Operations Unaudited

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2016	2015
Revenue	$ -	$ -
Cost of sales	-	-

Gross profit	-	-

Professional fees	-	-
Officer compensation	143,750	143,750
General and administrative expenses	955	11,800

Loss from operations	(144,705)	(155,550)

Other (expense) income
Non-operating (expense) income, net	-	-
Interest expense, net	(11,590)	(11,591)
Total other expense, net	(11,590)	(11,591)

Loss before provision for income taxes	(156,295)	(167,141)

Provision for income taxes	-	-

Net loss	(156,295)	(167,141)

Loss per share
Basic and diluted loss per share	$ -	$ -

Basic and diluted weighted average number of common shares	99,512,345	96,445,678

The accompanying notes are an integral part of these consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries
Consolidated Statements of Cash Flows Unaudited

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (156,295)	$ (167,141)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest	11,590	11,591
Changes in operating assets and liabilities:
Accrued liabilities	891	(11,500)
Compensation due to officers	143,750	138,109
Net cash used in operating activities	(64)	(28,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of officer loans	-	(1,359)
Proceeds from officer loans	-	-
Proceeds from sales of shares of Common Stock	-	31,000
Net cash provided by financing activities	-	29,641

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64)	700

CASH AND CASH EQUIVALENTS, beginning of the period	64	79

CASH AND CASH EQUIVALENTS, end of period	-	$ 779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest paid	$ -	$ -
Income tax paid	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

d.

Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less. The Company has a cash balance of $0 and $64 as of March 31, 2016 and December 31, 2015, respectively, which is included in cash and cash equivalents.

e.

Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash deposits in financial institutions that do not exceed the amounts insured by the U.S. government. As of March 31, 2016 and December 31, 2015, the Company’s bank balances did not exceed government-insured limits.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

i.

Recently Issued Accounting Pronouncements - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Going Concern

The Company has had no revenues or cash flows from operations. The Company has an accumulated deficit of $41,792,730 and $41,636,435 as of March 31, 2016 and December 31, 2015, respectively, and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying consolidated financial statements as a result of this uncertainty.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

From April 2009 to April 2010, the Company incurred additional projects costs in the amount of $1,093,802. As of April 30, 2010, the Company reflected a total of $11,414,203 as an investment in the Panamanian subsidiary.

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. On December 31, 2010, the Company recorded a loss on the investment in Cuprum in the amount of $11,414,203. As of March 31, 2016 and December 31, 2015 the Company reflected a total of $0 as investments in any projects by the Company or any of its subsidiaries.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. Accordingly, the Company notified the Note Holder of such events and how it relates to their inability to perform pursuant to the terms of the Concession Agreement and subsequently the terms of the Note, to support its claim of a force majeure and its inability to repay the Note. To date, because of the Company’s inability to resume exploration activities on the Mineral Concession, the Company has been unable to repay the Note and the Note Holder has not converted the Note. The Company incurred interest expense in the amounts of $11,402 for the three months ended March 31, 2016 and 2015.  As of March 31, 2016 and December 31, 2015, the total amount due for the Convertible Note payable is $2,288,952 and $2,277,550, respectively.

b.

On July 1, 2013, the Company executed 4 Convertible Promissory Notes (“Convertible Promissory Notes”) in the aggregate amount of $75,000. The Convertible Promissory Notes were payable in 1 year, bearing interest at a rate of 1% per annum for the term of the note. On November 1, 2014, the Company and each Note Holder entered into an agreement to extend the maturity date of the Notes to the earlier of December 31, 2016 or the date of any award granted to the Company in the litigation action between the Company and the Republic of Panama. The Holders of the Convertible Promissory Notes may convert the principal amount for shares of the Company’s common stock equal to the aggregate of 7.5% of the total issued and outstanding shares of the Company’s common stock.  The Company incurred interest expense in the amounts of $188 for the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, the total amounts due for the Convertible Promissory Notes is $77,063 and $76,875, respectively.

5.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2016 and December 31, 2015, the Company has 99,512,345 shares of common stock outstanding and 200 shares of Series A preferred stock outstanding.  During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company sold 0 and 3,066,667 shares of common stock, respectively.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Net operating loss	$156,295	$641,568
Adjustment for unpaid accrued salaries	(143,750)	(554,859)
Adjusted net operating loss	12,545	86,709
Effective income tax rate	40%	40%
Total deferred tax assets	5,018	34,684
Less: valuation allowance	(5,018)	(34,684)
Total deferred tax assets	-	$-

The Company’s deferred tax assets as of March 31, 2016 and December 31, 2015 of $16,717,092 and $16,654,574, respectively, were fully offset by a valuation allowance, resulting in net deferred tax assets of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carry-forward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended March 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Federal income tax rate	34%	34%
State tax, net of federal benefit	6%	6%
Increase in valuation allowance	(40)%	(40)%
Effective income tax rate	-%	-%

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2026 through 2036.

The Company’s last tax return submitted was for the year ended December 31, 2007. The Company‘s tax returns for the years ended December 31, 2008 through 2015 are open for examination by the tax federal and state tax authorities.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

7.

Commitments and contingencies – On December 1, 2007, the Company entered into Employment Agreements with its Chief Executive Officer and its Chief Financial Officer. The agreements have terms of five years and three years, respectively. The agreements are automatically renewed for a one-year term unless the Company or Executive gives 90 days prior written notice to terminate the agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Recent Developments

Panamanian Venture

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

As the Panamanian government has not responded to the Company’s requests to discuss a negotiated settlement, The Company filed a formal request for arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 29, 2016.  This request was filed with the Secretary-General of the ICSID under the terms of the U.S.-Panama Bilateral Investment Treaty (the U.S.-Panama BIT).  The Request for Arbitration is the result of the above mentioned longstanding dispute arising from Panama’s expropriation of Dominion’s substantial investment in the Cerro Chorcha mining concession.

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

The amount of relief that the Company is seeking in the Request of Arbitration is $268,300,000.  There can be no assurance that it will be successful or recover any amount.

Current Status of the Company

The Company currently has two employees, which are its Chief Executive Officer and Chief Financial Officer. As of the date of filing of this Quarterly Report, neither of the employees is receiving compensation due to a lack of available funds.  The salaries due to the employees have been deferred by mutual agreement between the Company and the employees.  The Company is negotiating funding arrangements from several existing investors.

Results of Operations for the three months ended March 31, 2016 and 2015

The following gives a summary of the most recent Statement of Operations data of Dominion Minerals Corp. for the three months ended March 31, 2016 and 2015.

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Statement of Operations

Revenue	$––	$––
Net Loss	(156,295)	(167,141)
Net Loss Per Share	$(0.00)	$(0.00)

Revenue and Gross Profit

During the three months ended March 31, 2016 and 2015 the Company had no revenue, no costs affiliated with earning revenue and gross profit for the three months ended March 31, 2016 and 2015 was $0.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015 consisted primarily of compensation to officers of $143,750.  Other operating expenses for the three months ended March 31, 2016 and 2015 consisted of general and administrative expenses of $955 and $11,800, respectively.  General & administrative expenses consisted of travel, transfer agent, office, telephone, internet and supplies expense to support the day to day operations.

Loss from Operations

Loss from operations for the three months ended March 31, 2016 and 2015 was $144,705 and $155,550, respectively. The losses for the three months ended March 31, 2016 and 2015 were primarily attributable to the officer compensation and general and administrative expenses described above of $144,705 and $155,550, respectively.

Net Loss

Net loss from operations for the three months ended March 31, 2016 and 2015 was $156,295 and $167,141, respectively. The net losses were primarily attributable to the loss from operations and interest expense for the Convertible Promissory Notes entered into by the Company and various investors. Inflation did not have a material impact on the Company’s operations for the period. Management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2016, we had a working capital deficit of $5,813,451.  Our current liabilities of $5,813,451 exceeded our current assets of $0.  We had an accumulated deficit of $41,792,730 on March 31, 2016.

We had a cash balance of $0 and $779 on March 31, 2016 and 2015, respectively.  Net cash used for operating activities for the three months ended March 31, 2016 and 2015 was $64 and $28,941, respectively. The net loss for the three months ended March 31, 2016 and 2015 was $156,295 and $167,141, respectively. Cash used in operating activities was for compensation, professional fees and general and administrative expenses.

Net cash provided by all financing activities for the three months ended March 31, 2016 and 2015 was $0 and $29,641, respectively. This consisted of $0 and $31,000 in proceeds from the sale and issuance of common stock less repayments of loans to officers of $0 and $1,359.  For the three months ended March 31, 2016 and 2015, we had net cash flows of $(64) and $700, respectively.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company or the Nevada Subsidiary nor any of their property is a party or subject to any pending legal proceeding. The Company is not aware of any contemplated or threatened legal proceeding against it or the Nevada Subsidiary by any governmental authority or other party.

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

As the Panamanian government has not responded to the Company’s requests to discuss a negotiated settlement, The Company filed a formal request for arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 29, 2016.  This request was filed with the Secretary-General of the ICSID under the terms of the U.S.-Panama Bilateral Investment Treaty (the U.S.-Panama BIT).  The Request for Arbitration is the result of the above mentioned longstanding dispute arising from Panama’s expropriation of Dominion’s substantial investment in the Cerro Chorcha mining concession.

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

The amount of relief that the Company is seeking in the Request of Arbitration is $268,300,000.  There can be no assurance that it will be successful or recover any amount.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.

31.02	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.

32.01	CRO and COO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION MINERALS CORP.

Dated: June 20, 2016	/s/ Diego E. Roca
By: Diego E. Roca
Title: Chief Financial Officer