Form 10-K
period 2016-12-31
DOMINION MINERALS CORP
filed 2017-07-28
CIK 1402747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52696

DOMINION MINERALS CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3091075
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 State Street, Suite 4000 New York, NY 10004	(732) 536-1600
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 26, 2017, the number of shares of the registrant’s common stock outstanding was 101,453,678.

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

Plan of Operations

During the 12-month period commencing August 1, 2017, the Company will concentrate its efforts on the resolution of legal issues of the Panamanian copper prospect. We believe that it is doubtful that the Company will regain the concession and then any resolution is likely to involve a monetary payment to the Company.  If the Company regains the concession, it would seek to resume operations and concentrate on the further exploration of the project. The Company will also continue to evaluate additional mineral acquisitions.  The Company has hired outside counsel and on June 18, 2015, entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited, to fund its litigation against the Republic of Panama.  The terms of the LFA allow for funding of up to $8,000,000 of the Company’s litigation costs and require repayment of 2.5 times of the amount funded to the Company for such legal costs.  In addition, the Company will be required to share a percentage of any amount awarded to the Company with Therium.

In the event the Company is able to regain the concession in Panama as a form of settlement of the litigation, it would resume exploration work which would require approximately 10,000 meters of drilling at an estimated cost of $6,900,000.  The Company would need to raise approximately $8,000,000 for the exploration work and the cost of operations for the 12-month period commencing August 1, 2017. There can be no assurance that such capital will be available to the Company.

If the Company is not able to regain the concession, the Company’s activities will consist of evaluation of other mineral projects and concessions that will require additional capital of approximately $500,000 to finance all of its operations for the 12-month period commencing August 1, 2017.  There can be no assurance that such capital will be available to the Company.

Competition

In the event we regain the Panama concession, we would face competition from other copper mining and producing companies around the world from companies that are more established and better capitalized.

With respect to seeking new mining projects, we also face competition from larger, more established and better capitalized companies seeking profitable projects around the world.

Personnel

The Company presently employs 2 people. Both are full time employees. Pinchas Althaus, the Chief Executive Officer, and Diego Roca, the Chief Financial Officer. The Company anticipates hiring additional personnel for administrative and financial functions during the year ending December 31, 2017.

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

Fiscal Year 2015*	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

Fiscal Year 2016*	High	Low
First Quarter*	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

* The Company’s Common Stock did not trade during the years ending December 31, 2016 and 2015.

As of July 27, 2017, there has been no sale price reported on the  OTCQB for the Company’s Common Stock.

Holders

As of July 27, 2017, we had 101,453,678 shares of our Common Stock issued and outstanding. There were 147 beneficial owners of our common stock.

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

Unregistered Sales and Issuances of Equity Securities

The following securities were issued during the year ended December 31, 2016 in reliance upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933:

On October 1, 2016, the Company issued 1,941,333 shares of its common stock to an investor. The shares were issued pursuant to the conversion of a promissory note at $0.015 per share or $29,120 in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

Heaton & Company, PLLC

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Dominion Minerals Corp.

We have audited the accompanying consolidated balance sheets of Dominion Minerals Corp. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominion Minerals Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523	/s/Heaton & Company, PLLC Farmington, Utah July 24, 2017

heatoncpas.com

Dominion Minerals Corp. and Subsidiaries

Consolidated Balance Sheet

	December 31,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$-	$64

Total assets	$-	$64

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$75,550	$81,434
Convertible notes payable	2,400,787	2,354,425
Loans from officers	-	16,731
Compensation due to officers	3,738,661	3,204,630
Contingency payable	62,375	-
Total current liabilities	$6,277,373	$5,657,220

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized; 200 shares issued and outstanding as of December 31, 2016 and December 31, 2015	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized, 101,453,678 and 99,512,345 issued and outstanding as of December 31, 2016 and December 31, 2015	10,146	9,952
Additional paid-in capital	35,998,253	35,969,327
Accumulated deficit	(42,285,772)	(41,636,435)
Total shareholders' equity (deficit)	(6,277,373)	(5,657,156)

Total liabilities and shareholders' equity (deficit)	$-	$64

The accompanying notes are an integral part of these consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Operations

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2016	2015

Revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-

Professional fees	8,500	7,490
Officer compensation	575,000	575,000
General and administrative expenses	10,355	12,715

Loss from operations	(593,855)	(595,205)

Other (expense) income
Non-operating (expense) income, net	-	-
Interest expense, net	(55,482)	(46,363)
Total other expense, net	(55,482)	(46,363)

Loss before provision for income taxes	(649,337)	(641,568)

Provision for income taxes	-	-

Net loss	(649,337)	(641,568)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares	99,997,678	98,972,436

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	SHAREHOLDERS'
	SHARES	PAR	SHARES	PAR	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2014	100	$-	96,445,678	$9,645	$35,923,634	$(40,994,867)	$(5,061,588)

Issuance of Common Stock @ $0.01	-	-	3,066,667	307	$45,693	$-	$46,000

Net loss	-	-	-	-	-	(641,568)	(641,568)

Balance, December 31, 2015	100	$-	99,512,345	$9,952	$35,969,327	$(41,636,435)	$(5,657,156)

Conversion of Promissory Note	-	-	1,941,333	$194	$28,926	$-	$29,120

Net loss	-	-	-	-	$-	$(649,337)	$(649,337)

Balance, December 31, 2016	100	$-	101,453,678	$10,146	$35,998,253	$(42,285,772)	$(6,277,373)

The accompanying notes are an integral part of these consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(649,337)	$(641,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest	55,482	46,363
Changes in operating assets and liabilities:
Accrued liabilities	(5,884)	(16,978)
Compensation due to officers	534,031	554,859
Net cash used in operating activities	(65,708)	(57,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of officer loans	(16,731)	-
Proceeds from sale of Convertible Promissory Note	20,000	-
Proceeds received from Litigation Funding Contingency	62,375
Proceeds from Officer Loans		11,309
Proceeds from sales of shares of Common Stock	-	46,000
Net cash provided by financing activities	65,644	57,309

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64)	(15)

CASH AND CASH EQUIVALENTS, beginning of the period	64	79

CASH AND CASH EQUIVALENTS, end of period	-	$64

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest paid	$-	$-
Income tax paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:

Conversion of Convertible Promissory Note	$29,120	$-

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

1.	Nature of Business and Significant Accounting Policies

a.	Nature of business – Dominion Minerals Corp. (“Company”) was incorporated January 4, 1996, under the laws of the state of Delaware. The Company is engaged in the exploration of precious and base metals including gold and copper. The current potential property under exploration is located in the Republic of Panama (“Panama”).

From September 2005 to November 2007, the Compsany changed its name 4 times to reflect the changing business plans. The original name of the Company was ObjectSoft Corporation. In June 2005, the name was changed to Nanergy, Inc. In June 2006, the name was changed to Xacord Corp., in January 2007, the name was changed to Empire Minerals Corp, and in November 2007, the name was changed to its current name, Dominion Minerals Corp.

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

c.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the fair value of various accruals. Actual results could differ from those estimates.

d.	Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less. The Company has a cash balance of $0 and $64 as of December 31, 2016 and December 31, 2015, respectively, which is included in cash and cash equivalents.

e.	Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash deposits in financial institutions that do not exceed the amounts insured by the U.S. government. As of December 31, 2016 and December 31, 2015, the Company’s bank balances did not exceed government-insured limits.

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

DECEMBER 31, 2016

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

DECEMBER 31, 2016

i.

Recently Issued Accounting Pronouncements - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Going Concern

The Company has had no revenues or cash flows from operations. The Company has an accumulated deficit of $42,285,772 and $41,636,435 as of December 31, 2016 and December 31, 2015, respectively, and has insufficient sources of cash to execute its business plan, these conditions raise substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying consolidated financial statements as a result of this uncertainty.

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

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. Accordingly, the Company notified the Note Holder of such events and how it relates to their inability to perform pursuant to the terms of the Concession Agreement and subsequently the terms of the Note, to support its claim of a force majeure and its inability to repay the Note. To date, because of the Company’s inability to resume exploration activities on the Mineral Concession, the Company has been unable to repay the Note and the Note Holder has not converted the Note. The Company incurred interest expense in the amounts of $45,613 for the years ended December 31, 2016 and December 31, 2015. As of December 31, 2016 and December 31, 2015, the total amount due for the Convertible Note payable is $2,323,162 and $2,277,550, respectively.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

b.	On July 1, 2013, the Company executed 4 Convertible Promissory Notes (“Convertible Promissory Notes”) in the aggregate amount of $75,000. The Convertible Promissory Notes were payable in 1 year, bearing interest at a rate of 1% annum for the term of the note. On November 1, 2014, the Company and each Note Holder entered into an agreement to extend the maturity date of the Notes to the earlier of December 31, 2016 or the date of any award granted to the Company in the litigation action between the Company and the Republic of Panama. The Holders of the Convertible Promissory Notes may convert the principal amount for shares of the Company’s common stock equal to the aggregate of 7.5% of the total issued and outstanding shares of the Company’s common stock. The Company incurred interest expense in the amounts of $750 for the years ended December 31, 2016 and 2015. As of December 31, 2016 and December 31, 2015, the total amounts due for the Convertible Promissory Notes is $77,625 and $76,875, respectively.

c.

On April 1, 2016, the Company sold a Convertible Promissory Note (“Convertible Promissory Note”) in the amount of $26,000 with an Original Issue Discount of $6,000. The Convertible Promissory Note was payable in 6 months, bearing interest at a rate of 24% annum for the term of the note. The Holder of the Convertible Promissory Note may convert the combined principal and accumulated interest amount of the Convertible Promissory Note for shares of the Company’s common stock at a rate of $0.015 per share of the Company’s common stock.  The Company incurred interest expense in the amount of $3,120 for the nine months ended September 30, 2016. As of September 30, 2016, the total amounts due for the Convertible Promissory Note was $29,120.   On October 1, 2016, the Holder converted the Convertible Promissory Note.  The Company issued 1,941,333 shares of common stock to the Note Holder in connection with the conversion of the Convertible Promissory Note.

4.	Contingent Liability

On June 18, 2015, the Company entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited (“Therium”), to fund its litigation against the Republic of Panama. The terms of the LFA allow for funding of up to $8,000,000 of the Company’s litigation costs and require repayment of 2.5 times of the amount funded to the Company for such legal costs. In addition, the Company will be required to share a percentage of any amount awarded to the Company with Therium. In addition to the litigation costs funded, Therium has directly funded the Company certain operating expenses and salaries which shall be repaid under the same terms as the litigation costs funded by Therium. The Company has recorded such advances as a Contingent Liability. For the year ended December 31, 2016, Therium advanced the Company $62,375 for operating expenses which the Company recorded as a Contingent Liability.

5.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2016 and December 31, 2015, the Company has 101,453,678 shares and 99,512,345 shares of common stock outstanding, respectively, and 200 shares of Series A preferred stock outstanding. During the year ended December 31, 2016 and the year ended December 31, 2015, the Company sold 0  and 3,066,667 shares of common stock, respectively. During the years ended December 31, 2016 and 2015, the Company issued 1,941,333 and 0 shares of common stock, respectively, pursuant to the conversion of a Convertible Promissory Note.

The Company’s authorized Series A preferred stock consists of 200 shares and has relative rights, preferences, privileges and limitations as follows:

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

7.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Net operating loss	$649,337	$641,568
Adjustment for unpaid accrued salaries	(534,031)	(554,859)
Adjusted net operating loss	115,306	86,709
Effective income tax rate	40%	40%
Total deferred tax assets	46,122	34,684
Less: valuation allowance	(46,122)	(34,684)
Total deferred tax assets	-	$-

The Company’s deferred tax assets as of December 31, 2016 and December 31, 2015 of $16,914,309 and $16,654,574, respectively, was fully offset by a valuation allowance, resulting in net deferred tax assets of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carry-forward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Federal income tax rate	34%	34%
State tax, net of federal benefit	6%	6%
Increase in valuation allowance	(40)%	(40)%
Effective income tax rate	-%	-%

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2026 through 2035.

The Company’s last tax return submitted was for the year ended December 31, 2007. The Company‘s tax returns for the years ended December 31, 2008 through 2016 are open for examination by the tax federal and state tax authorities.

8.	Commitments and contingencies – On December 1, 2007, the Company entered into Employment Agreements with its Chief Executive Officer and its Chief Financial Officer. The agreements have terms of five years and three years, respectively. The agreements are automatically renewed for one-year term unless the Company or Executive gives 90 days prior written notice to terminate the agreement.

9.	Legal Proceedings - On December 5, 2013, the Company notified the Panamanian government of the Company’s intent to initiate arbitration proceedings under the U.S.-Panama Bilateral Investment Treaty (“U.S.-Panama BIT”) and the US.-Panama Trade Promotion Agreement (“U.S.-Panama TPA”). As the Panamanian government has not responded to the Company’s requests to discuss a negotiated settlement, The Company has filed a formal Request for Arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 30, 2016. The Company is seeking relief in the amount of $268.3 million in the arbitration. There can be no assurance that it will be successful or recover any amount.

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

10.	Subsequent Events

For the purpose of the accompanying consolidated financial statements, subsequent events have been evaluated through the date these financial statements were issued.

There are no such subsequent events to report.

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

Plan of Operations

Results of Operations for the years ended December 31, 2016 and 2015

The following gives a summary of the most recent Statement of Operations data of Dominion Minerals Corp. for the years ended December 31, 2016 and 2015, and the Balance Sheet data of the Company as of December 31, 2016 and 2015.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Statement of Operations

Revenue	$––	$––
Net Loss	(649,337)	(641,568)
Net Loss Per Share	$(0.01)	$(0.01)

Balance Sheet

Total Assets	$-	$64
Total Liabilities	6,214,998	5,657,220
Shareholders’ Deficit	(6,214,998)	(5,657,156)

Revenue and Gross Profit

During the years ended December 31, 2016, and 2015 the Company had no revenue, no costs affiliated with earning revenue and gross profit for the years ended December 31, 2016 and 2015 was $0.

Operating Expenses

Operating expenses for the year ended December 31, 2016 and 2015 consisted primarily of compensation to officers of $575,000. Other operating expenses for the year ended December 31, 2016 consisted of professional fees and general and administrative expenses of $8,500 and $10,355, respectively. For the year ended December 31, 2015, professional fees and general and administrative expenses incurred were $7,490 and $12,715, respectively. Professional fees were incurred primarily for legal, accounting and consulting costs in connection with the Company’s effort to resume its reporting obligations to the SEC.

Loss from Operations

Loss from operations for the year ended December 31, 2016 and 2015 was $593,855 and $595,205, respectively. The losses for the years ended December 31, 2016 and 2015 were primarily attributable to the officer compensation, professional fees and general and administrative expenses described above of $593,854 and $595,205, respectively.

Net Loss

Net loss from operations for the years ended December 31, 2016 and 2015 was $649,337 and $641,568, respectively. The net losses were primarily attributable to the loss from operations and interest expense for the Convertible Promissory Notes entered into by the Company and various investors. Inflation did not have a material impact on the Company’s operations for the period. Management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2016 and 2015, we had a working capital deficit of $6,214,998 and $5,657,156, respectively.  Our current liabilities as of December 31, 2016 and 2015 of $6,124,998 and $5,657,220, respectively, exceeded our current assets as of December 31, 2016 and 2015 of $0 and $64, respectively.  We had an accumulated deficit of $42,285,772 and $41,636,435 on December 31, 2016 and 2015, respectively.

We had a cash balance of $0 and $64 on December 31, 2016 and 2015, respectively.  Net cash used for operating activities for the year ended December 31, 2016 and 2015 was $65,708 and $57,324, respectively. The net loss for the year ended December 31, 2016 and 2015 was $649,337 and $641,568, respectively. Cash used in operating activities was for compensation, professional fees and general and administrative expenses.

Net cash obtained through all financing activities for the year ended December 31, 2016 and 2015 was $65,644 and $57,309, respectively. This consisted of $20,000 and $62,375 in proceeds from the sale of a convertible promissory note and the proceeds received for the contingent liability recorded from the litigation funding company, less the repayment of loans to officers in the amount of $16,731, respectively, during the year ended December 31, 2016 and $46,000 and $11,309 in proceeds from the sale and issuance of common stock and from loans obtained from officers, respectively, during the year ended December 31, 2015.  For the year ended December 31, 2016 and 2015, we had net cash flows of $(64) and $(15), respectively.

Financings and Sources of Liquidity

For the years ended December 31, 2016 and 2015, we issued 1,941,333 and 3,066,667 shares of the Company’s common stock to an investor for $29,120 and $46,000, respectively.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our interim Chief Financial Officer in connection with the review of our consolidated financial statements as of December 31, 2016.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of calendar year 2017.  Additionally, we plan to test our updated controls and remediate our deficiencies in 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position

Pinchas Althaus	42	President, Chief Executive Officer and Director

Diego Roca	49	Executive Vice-President, Chief Financial Officer, Treasurer, and Director

Chaim Lebovits	45	Director

Chaim Schiff	43	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the remuneration paid during the years ended December 31, 2016 and December 31, 2015 to persons who were during that year or now are officers and directors of the Company by the Company and/or any of its subsidiaries.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation (6) ($)	Totals ($)
Pinchas Althaus (1)	2016	$14,500	-	-	-	-	-	-	$19,500
Chief Executive Officer	2015	19,500	-	-	-	-	-	-	19,500

Diego E. Roca (1)	2016	$26, 469	-	-	-	-	-	-	$641
Chief Financial Officer	2015	641	-	-	-	-	-	-	641

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities as of June 26, 2017 :

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Ownership Percent of Class	Voting Rights Percent of Class

Series A	Pinchas Althaus	100 shares	(2)	50%	50%
Preferred Stock(1)	410 Park Avenue, 15th Floor
	New York, NY 10022

Series A	Investment Group(3)	100 Shares	(4)	50%	50%
Preferred Stock(1)

Common Stock	Pinchas Althaus	8,750,000	(2)	8.63%	41.72%
	410 Park Avenue, 15th Floor
	New York, NY 10022

Common Stock	Investment Group(3)	25,916,090	(4)	25.54%	45.11%

Common Stock	Michael Bernard Silver	15,008,000	(5)	14.79%	14.79%
	100 Westminister Bridge Road
	London, UK SE1 7XB

(1)	The Series A Preferred Stock consists of 200 shares which as a class has the right to vote 80% of all votes to be cast on any matter by the combined outstanding Series A Preferred Stock and Common Stock.

(2)	Owned of record and beneficially.

(3)	The members of the Investment Group and the percentage ownership of each member in the total holdings of the Investment Group are as follows:

(a)	Reytalon Ltd., an Israeli corporation – 30%; Avi Schnur, who had no prior relationship with the Company is the control person of Reytalon, Ltd.;

(b)	Talromit Financial Holdings, Ltd., an Israeli corporation – 10%; Yosef Greenfeld, who had no prior relationship with the Company is the control person of Talromit Financial Holdings, Ltd.

(c)	Grantsville Investments Limited (BVI), a British Virgin Islands corporation – 20%; James Lasry, who had no prior relationship with the Company is the control person of Grantsville Investments Limited;

(d)	Graceville, Ltd., an Israeli corporation – 20%; Alexander Reisman, who had no prior relationship with the Company is the control person of Graceville, Ltd.; and

(e)	ACC Holding International Ltd., a British Virgin Islands corporation – 20%. Chaim Lebovits, a director of the Company is the control person of ACC Holding International, Ltd.

(4)	Owned of record and beneficially by each member in (3) immediately above.

(5)	Includes shares beneficially owned by Mr. Silver individually, 1,000,000 shares, through Mr. Silver’s ownership interest in (i)Project Global Investments, Ltd., 2,066,667 shares; (ii)Advance Conveyors PTY Ltd., 5,000,000 shares; (iii)Fair Choice Ltd., 6,941,333 shares and their ownership of the common stock of the Company.

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of June 26, 2017:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Ownership Percent of Class	Voting Rights Percent of Class

Series A	Pinchas Althaus	100 shares		50%	50%
Preferred Stock	410 Park Avenue, 15th Floor
	New York, NY 10022

Series A	Chaim Lebovits	20 shares(1)		10%	10%
Preferred Stock	410 Park Avenue, 15th Floor
	New York, New York 10022

Common Stock	Pinchas Althaus	8,750,000		8.63%	41.72%
	410 Park Avenue, 15th Floor
	New York, NY 10022

Common Stock	Chaim Lebovits	6,383,218	(1)	6.29%	9.26%
	410 Park Avenue, 15th Floor
	New York, New York 10022

Common Stock	Diego Roca 410 Park Avenue, 15th Floor New York, NY 10022	3,550,000		3.57%	3.57%

Common Stock	All Officers and Directors of the Company as a Group (5 persons)	18,683,218		18.49%	54.55%

(1)	Includes shares beneficially owned through Mr. Lebovits’ ownership interests in ACC Holdings International Ltd’s ownership of the common stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

None of the following parties has, during the year 2016 and 2015 and through the date hereof, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Heaton & Company, LLC, for the fiscal years 2016 and 2015, respectively.

ACCOUNTING FEES AND SERVICES	2016	2015

Audit fees	$10,000	$10,000
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-
Total	$10,000	$10,000

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

DOMINION MINERALS CORP.

Dated: July 27, 2017	By:	/s/ Pinchas Althaus
Pinchas Althaus Chief Executive Officer
Dated: July 27, 2017	By:	/s/ Diego E. Roca
Diego E. Roca Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 27, 2017	By:	/s/ Pinchas Althaus
Pinchas Althaus Director
Dated: July 27, 2017	By:	/s/ Diego E. Roca
Diego E. Roca Director
Dated: July 27, 2017	By:	/s/ Chaim Lebovits
Chaim Lebovits Director
Dated: July 27, 2017	By:	/s/ Chaim Schiff
Chaim Schiff Director

