Form 10-Q
period 2017-03-31
DOMINION MINERALS CORP
filed 2017-08-07
CIK 1402747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-52696

DOMINION MINERALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3091075
(State of incorporation)	(I.R.S. Employer Identification No.)

17 State Street

Suite 4000

New York, NY 10004

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
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 4, 2017, the registrant had 101,453,678 shares of common stock, par value $.0001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Dominion Minerals Corp. and Subsidiaries

Consolidated Balance Sheet

	March 31,	December 31,
	2017	2016
	(Unaudited)

Assets

Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued liabilities	$75,553	$75,550
Convertible notes payable and accrued interest	2,412,378	2,400,787
Compensation due to officers	3,851,322	3,738,661
Contingency payable	95,000	62,375
Total current liabilities	$6,434,253	$6,277,373

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized; 200 shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized, 101,453,678 issued and outstanding as of March 31, 2017 and December 31, 2016	10,146	10,146
Additional paid-in capital	35,998,253	35,998,253
Accumulated deficit	(42,442,652)	(42,285,772)
Total shareholders’ equity (deficit)	(6,434,253)	(6,277,373)

Total liabilities and shareholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Operations

 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2017	2016

Revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-

Officer compensation	143,750	143,750
General and administrative expenses	1,539	954

Loss from operations	(145,289)	(144,704)

Other (expense) income
Interest expense, net	(11,591)	(11,591)
Total other expense, net	(11,591)	(11,591)

Loss before provision for income taxes	(156,880)	(156,295)

Provision for income taxes	-	-

Net loss	(156,880)	(156,295)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares	101,453,678	99,512,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Cash Flows

 (Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(156,880)	$(156,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest	11,591	11,591
Changes in operating assets and liabilities:
Accrued liabilities	3	890
Compensation due to officers	112,661	143,750
Net cash used in operating activities	(32,625)	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from Litigation Funding Contingency	32,625	-
Net cash provided by financing activities	32,625	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(64)

CASH AND CASH EQUIVALENTS, beginning of the period	-	64

CASH AND CASH EQUIVALENTS, end of period	-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

b.	Basis of presentation – The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of March 31, 2017, the consolidated results of its operations for the three months ended March 31, 2017 and 2016 and its consolidated cash flows for the three months ended March 31, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

The interim condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries Empire Minerals Corp, a Nevada Corporation and Cuprum Resources Corp., a Panamanian Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

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

c.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the fair value of various accruals. Actual results could differ from those estimates.

d.	Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less. The Company has a cash balance of $0 as of March 31, 2017 and December 31, 2016, respectively, which is included in cash and cash equivalents.

e.	Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash deposits in financial institutions that do not exceed the amounts insured by the U.S. government. As of March 31, 2017 and December 31, 2016, the Company’s bank balances did not exceed government-insured limits.

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

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

f.	Net loss per share – In accordance with ASC 260, Earnings Per Share, basic earnings/loss per common share (“EPS”) is computed by dividing net earnings/loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive. The total amount of additional shares that would be added on a fully diluted basis at March 31, 2017 and 2016 is 45,201,990 shares of the Company’s common stock.

g.	Income Taxes – The Company provides for income taxes under ASC 740 Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax assets or liabilities are expected to be settled or realized. ASC 740 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. The provision for federal income tax differs from that computed amount by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

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

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined by using an option-pricing model,,that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Further, for stock, options, and warrants issued to service providers and founders, the Company follows ASC 505-50-30-11 (previously EITF 96-18) which requires recording the options and warrants at the fair value of the service provided and expensing over the related service periods.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

i.	Recently Issued Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Going Concern

The Company has had no revenues or cash flows from operations. The Company has an accumulated deficit of $42,442,652 and $42,285,772 as of March 31, 2017 and December 31, 2016, respectively, and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying consolidated financial statements as a result of this uncertainty.

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

The Note matured one year after the date of issuance. The Note pays interest at a rate of 2.28% per annum, which is payable at maturity, and is convertible into shares of Common Stock at a conversion price equal to $0.10 per share (the “Conversion Price”). The Conversion Price is subject to adjustment for certain events, including the dividends, distributions or split of the Company’s Common Stock, or in the event of the Company’s consolidation, merger or reorganization. In the event of a conversion, accrued interest shall be automatically converted into common stock. In addition, the Company has the right to prepay the entire outstanding principal due under the Notes upon a three business day notice.

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

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. Accordingly, the Company notified the Note Holder of such events and how it relates to their inability to perform pursuant to the terms of the Concession Agreement and subsequently the terms of the Note, to support its claim of a force majeure and its inability to repay the Note. To date, because of the Company’s inability to resume exploration activities on the Mineral Concession, the Company has been unable to repay the Note and the Note Holder has not converted the Note. The Company incurred interest expense in the amounts of $11,403 as of March 31, 2017 and March 31, 2016. As of March 31, 2017 and December 31, 2016, the total amount due for the Convertible Note payable is $2,334,565 and $2,323,162, respectively.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

b.

On July 1, 2013, the   Company executed 4 Convertible Promissory Notes (“Convertible Promissory Notes”) in the aggregate amount of $75,000. The Convertible Promissory Notes were payable in 1 year, bearing interest at a rate of 1% annum for the term of the note. On November 1, 2014, the Company and each Note Holder entered into an agreement to extend the maturity date of the Notes to the earlier of December 31, 2016 or the date of any award granted to the Company in the litigation action between the Company and the Republic of Panama. The Holders of the Convertible Promissory Notes may convert the principal amount for shares of the Company’s common stock equal to the aggregate of 7.5% of the total issued and outstanding shares of the Company’s common stock. The Company incurred interest expense in the amounts of $188 for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, the total amounts due for the Convertible Promissory Notes is $77,813 and $77,625, respectively.

4.	Contingent Liability

On June 18, 2015, the Company entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited (“Therium”), to fund its litigation against the Republic of Panama. The terms of the LFA allow for funding of up to $8,000,000 of the Company’s litigation costs and require repayment of 2.5 times of the amount funded to the Company for such legal costs. The Company will be required to share a percentage of any amount awarded to the Company with Therium. In addition to the litigation costs funded, Therium has directly funded the Company certain operating expenses which shall be repaid under the same terms as the litigation costs funded by Therium. The Company has recorded such advances as a Contingent Liability. As of March 31, 2017 and December 31, 2016, Therium advanced the Company a total of $95,000 and $62,375 for operating expenses which the Company recorded as a Contingent Liability. The Company will only be required to repay such expenses in the event of an award to the Company.

5.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2017 and December 31, 2016, the Company has 101,453,678 shares of common stock outstanding and 200 shares of Series A preferred stock outstanding.

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

MARCH 31, 2017

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Net operating loss	$156,880	$649,337
Adjustment for unpaid accrued salaries	(125,791)	(534,031)
Adjusted net operating loss	31,089	115,306
Effective income tax rate	40%	40%
Total deferred tax assets	12,436	46,122
Less: valuation allowance	(12,436)	(46,122)
Total deferred tax assets	-	$-

The Company’s deferred tax assets as of March 31, 2017 and December 31, 2016 of $16,926,745 and $16,914,309, respectively, was fully offset by a valuation allowance, resulting in net deferred tax assets of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carry-forward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended March 31, 2017 and March 31, 2016 is as follows:

	2017	2016
Federal income tax rate	34%	34%
State tax, net of federal benefit	6%	6%
Increase in valuation allowance	(40)%	(40)%
Effective income tax rate	-%	-%

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2026 through 2035.

The Company’s last tax return submitted was for the year ended December 31, 2007. The Company’s tax returns for the years ended December 31, 2008 through 2016 are open for examination by the tax federal and state tax authorities.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

7.	Commitments and contingencies – On December 1, 2007, the Company entered into Employment Agreements with its Chief Executive Officer and its Chief Financial Officer. The agreements have terms of five years and three years, respectively. The agreements are automatically renewed for one-year term unless the Company or Executive gives 90 days prior written notice to terminate the agreement.

8.	Legal Proceedings – On December 5, 2013, the Company notified the Panamanian government of the Company’s intent to initiate arbitration proceedings under the U.S.-Panama Bilateral Investment Treaty (“U.S.-Panama BIT”) and the US.-Panama Trade Promotion Agreement (“U.S.-Panama TPA”). As the Panamanian government has not responded to the Company’s requests to discuss a negotiated settlement, The Company has filed a formal Request for Arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 30, 2016. The Company is seeking relief in the amount of $268.3 million in the arbitration. There can be no assurance that it will be successful or recover any amount.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

As the Panamanian government has not responded to the Company’s requests to discuss a negotiated settlement, The Company filed a formal request for arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 29, 2016. This request was filed with the Secretary-General of the ICSID under the terms of the U.S.-Panama Bilateral Investment Treaty (the U.S.-Panama BIT). The Request for Arbitration is the result of the above mentioned longstanding dispute arising from Panama’s expropriation of Dominion’s substantial investment in the Cerro Chorcha mining concession. The status of the case today is pending. The Company and the Republic of Panama have selected a panel and awaiting dates for future hearings.

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

Current Status of the Company

The Company currently has two employees, which are its Chief Executive Officer and Chief Financial Officer. As of the date of filing of this Quarterly Report, neither of the employees is receiving the full amount of compensation due to them, due to a lack of available funds. The majority of the salaries due to the employees have been deferred by mutual agreement between the Company and the employees. The Company is negotiating funding arrangements from several existing investors.

Results of Operations for the three months ended March 31, 2017 and 2016

The following gives a summary of the most recent Statement of Operations data of Dominion Minerals Corp. for the three months ended March 31, 2017 and 2016.

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Statement of Operations

Revenue	$-	$-
Net Loss	(156,880)	(156,295)
Net Loss Per Share	$(0.00)	$(0.00)

Revenue and Gross Profit

During the three months ended March 31, 2017 and 2016 the Company had no revenue, no costs affiliated with earning revenue and gross profit for the three months ended March 31, 2017 and 2016 was $0.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 and 2016 consisted primarily of compensation to officers of $143,750.  Other operating expenses for the three months ended March 31, 2017 and 2016 consisted of general and administrative expenses of $1,539 and $954, respectively.  General & administrative expenses consisted of travel, transfer agent, office, telephone, internet and supplies expense to support the day to day operations.

Loss from Operations

Loss from operations for the three months ended March 31, 2017 and 2016 was $145,289 and $144,704, respectively. The losses for the three months ended March 31, 2017 and 2016 were primarily attributable to the officer compensation and general and administrative expenses described above of $145,289 and $144,704, respectively.

Net Loss

Net loss from operations for the three months ended March 31, 2017 and 2016 was $156,880 and $156,295, respectively. The net losses were primarily attributable to the loss from operations and interest expense for the Convertible Promissory Notes entered into by the Company and various investors. Inflation did not have a material impact on the Company’s operations for the period. Management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2017 and December 31, 2016, we had a working capital deficit of $6,339,253 and $6,214,998, respectively.  Our current liabilities as of March 31, 2017 and December 31, 2016 of $6,339,253 and $6,214,998, respectively, exceeded our current assets as of March 31, 2017 and December 31, 2016 of $0.  We had an accumulated deficit of $42,442,652 and 42,285,772 on March 31, 2017 and March 31, 2016, respectively.

We had a cash balance of $0 on March 31, 2017 and December 31, 2016, respectively.  Net cash used for operating activities for the three months ended March 31, 2017 and 2016 was $32,625 and $64, respectively. The net loss for the three months ended March 31, 2017 and 2016 was $156,880 and $156,295, respectively. Cash used in operating activities was for compensation, professional fees and general and administrative expenses.

Net cash provided by all financing activities for the three months ended March 31, 2017 and 2016 was $32,625 and $0, respectively. This consisted of $32,625 and $0 for the three months ended March 31, 2017 and 2016, respectively, in proceeds  from the litigation funding company recorded as a contingent liability.  For the three months ended March 31, 2017 and 2016, we had net cash flows of $0 and $(64), respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This quarterly report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report on Form 10-Q.

PART II – OTHER INFORMATION

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

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.

32.1	CRO and COO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION MINERALS CORP.

Dated: August 4, 2017	/s/ Diego E. Roca
By: Diego E. Roca
Title: Chief Financial Officer

