Form 10-K/A
period 2016-12-31
DOMINION MINERALS CORP
filed 2018-04-30
CIK 1402747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

AMENDMENT NO. 1 TO

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52696

DOMINION MINERALS CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3091075
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3171 US Highway 9 North, Suite 324 Old Bridge, NJ 08857	(732) 536-1600
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

As of April 25, 2018, the number of shares of the registrant’s common stock outstanding was 101,453,678.

Explanatory Note

This report on Amendment No. 1 to Form 10-K contains amended versions of the following sections;

Item 1.	Business

Item 7.	Financial Information

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 11.	Executive Compensation

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART I

Item 1. BUSINESS

General

Dominion Mineral Corp. (the “Company,” “we” or “us”) was previously engaged in the acquisition, exploration, development and operation of mineral and natural resource properties and prospects. The Company’s only current activity is pursuing a claim against the Republic of Panama, as described below. The following subsections set out information on our history and present and proposed operations and certain of the risk factors associated with us and our securities.

History of the Company

The Company was formed as a Delaware corporation on January 4, 1996 under the name ObjectSoft Corporation. On May 9, 2005, the Company changed its name to Nanergy, Inc. On June 5, 2006, its name was changed to Xacord Corp. On January 3, 2007, the Company changed its name to Empire Minerals Corp. and on November 26, 2007, it was changed to Dominion Minerals Corp.

We were originally formed in January of 1996 to acquire the business of a predecessor company, Object Soft Corporation, a New Jersey Corporation. This acquisition was completed in the form of a corporate business combination effective January 31, 1996. The acquired business involved the provision of retail Kiosks, which were internet-connected, advertising-interactive Kiosks. The Kiosks were public access terminals that offered terminals that offered entertainment information and the ability to execute financial transactions via a touch screen. This business was unsuccessful and in July of 2001, we filed a Bankruptcy Petition in the Bankruptcy Court for the District of New Jersey. None of our present officers, directors or significant employees were associated with us at the time of or involved in any way in our bankruptcy proceeding. In November of 2004, we exited the Bankruptcy case with no assets, one liability in the form of a convertible promissory note with a principal balance of $100,000 and outstanding stock of 195 shares of common stock. We then operated as a shell corporation seeking a new business opportunity either through a corporate business combination or an acquisition of assets.

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

During the period from June 17, 2005 to the date of this Registration Statement, the Company effected three reverse stock splits of its outstanding common stock by amending its Certificate of Incorporation. On June 17, 2005, each outstanding 100 shares were reversed into one share. On August 11, 2006, each 20 outstanding shares were reversed into one share. On January 22, 2007, each 20 outstanding shares were reversed into one share. In all three reverse splits, all fractional shares due to be issued were rounded up to the next full share. Unless otherwise indicated, all references to a number of shares of the Company’s common stock have been adjusted to give effect to the applicable stock splits.

On February 20, 2007 we completed a business combination in which we acquired all of the outstanding stock of the Nevada Subsidiary in exchange for shares of our common stock. The combination was structured as a three-party merger in which the Company acquired all of the outstanding stock of the Nevada Subsidiary, a Nevada corporation named Xacord Acquisitions Sub Corp. formed and wholly-owned by the Company to be used as a vehicle for the transaction and which was merged into the Nevada Subsidiary and the outstanding shares of the common stock of the Nevada Subsidiary as of the Effective Time of the merger were converted into shares of the common stock of the Company on a share for share basis with a total of 26,504,000 shares of the Company’s stock issued in this conversion. The Company assumed four warrants issued by the Nevada Subsidiary to purchase up to a total of 4,050,000 shares of the Company’s Common Stock at $0.10 per share during a three-year term. A warrant to purchase 50,000 shares was exercised on March 2, 2007. The remaining three warrants for 4,000,000 shares were canceled by mutual agreement of the parties on June 1, 2007. The Company acquired the rights of the Nevada Subsidiary under a Letter of Intent to enter into the agreements relating to the acquisition of the majority interest in the Panamanian corporation holding the concession to the copper prospect. The management of the parties at the time of the business combination consisted of: (i) Diego Roca was the sole officer and director of the Company and of Xacord Acquisition Sub Corp.; and (ii) Pinchas Althaus, Diego Roca and Bruce Minsky were the officers and directors of the Nevada Subsidiary. Messrs. Althaus, Roca and Minsky became the three directors and three of the officers of the Company and the Nevada Subsidiary upon completion of the business combination. Mr. Minsky subsequently resigned as a director of the Company.

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

New Mining Projects

As discussed later in this Form 10, the Company does not expect to recover its Mineral Concession from the Republic of Panama through the legal process. The Company’s proposed operations in the case that the Cerro Chorcha project is not recovered, is to seek out new mining projects. It is anticipated that, at such time, the Company’s full time operations would consist of exploring new and existing mining opportunities throughout the world but preferably in the United States. We anticipate that it would take approximately $500,000 to sustain company operations while seeking a new opportunity.

Panamanian Mineral Concession

On March 6, 2007, the Company entered into an Exploration and Development Agreement with Bellhaven and Bellhaven’s then wholly-owned subsidiary, Cuprum Resources Corp. (“Cuprum”).  Cuprum is the holder of a Mineral Concession from the Republic of Panama on a copper prospect (“Cerro Chorcha”) located in the Guariviara area of Panama. This agreement granted the Company an option to acquire up to 75% of the authorized and outstanding stock of Cuprum in exchange for (i) the payment of $2,000,000 to Bellhaven by the Company; (ii) the issuance of 4,000,000 shares of the Company’s common stock to Bellhaven; (iii) the expenditure of no less than $15,000,000 for the exploration and development work on the property covered by the Panamanian Mineral Concession held by Cuprum, of which approximately $5,244,051 had been spent as of April 14, 2009; and (iv) other specific terms and conditions.

On April 14, 2009, the Company and Bellhaven completed a transaction under a Stock Purchase Agreement between them pursuant to which (i) the Company acquired 100% interest in all the outstanding stock of Cuprum; (ii) the Company paid Bellhaven $1,500,000 in cash and issued Bellhaven 2,000,000 shares of the Company’s common stock; (iii) the officers and directors of Cuprum were replaced by the officers and directors of the Company; and (iv) the March 6, 2007 Exploration and Development Agreement between the Company, Bellhaven and Cuprum was terminated and the Company and Bellhaven mutually released each other from all obligations and/or liabilities arising thereunder.

The Cerro Chorcha concession consists of 24,241.91 hectares (ha) in five rectangular blocks and is located in Chiriqui and Bocas Del Toro Provinces of Panama straddling the continental divide about 290 km west of Panama City.

Since 2009, the Company has encountered various obstacles which have prevented the Company from commencing Phase 2 of its project.

On December 24, 2009, the Supreme Court of Panama issued an Order of Provisional Suspension in response to a lawsuit filed by Cesar Salazar against the Republic of Panama Ministry of Commerce and Industry (“MICI”). The lawsuit alleges among other things that MICI granted the Concession Agreement to the Cuprum unlawfully. The Company considers the claims frivolous and although the suit did not name the Company or Cuprum as a defendant, in February 2010 the Company exercised its right under Panama Law, as an interested third party, by filing a petition in the Supreme Court of Panama, defending the allegations. Pursuant to the Order of Provisional Suspension, any administrative or operational activities to be performed pursuant to the Concession Agreement by the Company or any Ministry or Office of the Republic of Panama, are indefinitely suspended. To date, the Company has not received a response to its petition. In addition, no final ruling has been issued by the Supreme Court of Panama.

In March 2010, the Company filed an application of extension to its Concession Agreement with MICI. In accordance with the Concession Agreement, the 2-year extension to continue exploration activities shall be granted by MICI with another 2 year extension to be granted after that. Requirements of such extension consist of (i) full compliance of the terms of the Concession Agreement during the initial 4-year period; (ii) proof of ability to perform financially by the Company; and (iii) proof of ability to perform technically by the Company. The Company in its application complied with each requirement. According to MICI, due to the Order of Provisional Suspension issued by the Supreme Court of Panama, MICI was not able to process or respond to the application of extension to the Concession Agreement.

In April 2010, to the contrary of the Order of Provisional Suspension issued by the Supreme Court of Panama, MICI issued and posted a resolution on the Gazeta Oficial of Panama declaring the site of the concession a “Mining Reserve.” Pursuant to the resolution, no further exploration and/or mining activities are to be performed on the site of the concession.

As of December 2013, MICI has provided no response to the lawsuit filed in the Supreme Court in December 2009. The Company has not received a resolution or response to the petition filed by the Company, from the Supreme Court of Panama. Although, the Company never received a “resolution of cancelation” from MICI, the application of extension submitted by the Company to MICI was neither, approved nor rejected. As explained by MICI that the concession remained in a “frozen” status pursuant to the Order of Provisional Suspension issued by the Supreme Court of Panama and the application of extension could not be processed. The Company considers the Concession Agreement active and plans to continue its operations upon resolution of the lawsuit filed in the Supreme Court of Panama and Order of Provisional Suspension being lifted. To date, the Company has not received any updates or response from the Supreme Court of Panama regarding this lawsuit.

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

On March 29, 2016, the Company filed a Request for Arbitration against the Republic of Panama (Panama). This request was filed with the Secretary-General of the International Centre for Settlement of Investment Disputes (ICSID) under the terms of the U.S.-Panama Bilateral Investment Treaty (the U.S.-Panama BIT). The Request for Arbitration is the result of the above-mentioned longstanding dispute arising from Panama’s expropriation of Dominion’s substantial investment in the Cerro Chorcha mining concession.

The Request for Arbitration sets forth Dominion’s claims as follows:

●	Panama’s actions amounted to an expropriation of Dominion’s investment within the meaning of Article IV of the U.S.-Panama BIT, as they had the effect of depriving Dominion of all or substantially all of its investment in Cerro Chorcha; and

●	Panama’s actions breached its obligations under Article II of the U.S.-Panama BIT to accord fair and equitable treatment to Dominion with respect to its investment in Cerro Chorcha.

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

Table 1 lists the coordinates of the corner points of the individual five blocks.

Block	Longitude	Latitude		Area (hectares)
1	82(degree)	40”‘ 8(degree)	408.61”	10,302.92
	82(degree)	47”‘ 8(degree)	408.61”
	82(degree)	47”‘ 8(degree)	354.2”
	82(degree)	40”‘ 8(degree)	354.2”
2	82(degree)	47”‘ 8(degree)	403.5”	2,250.95
	82(degree)	003.4”8(degree)	403.5”
	82(degree)	03A” 8(degree)	39’	37”
	82(degree)	47”‘ 8(degree)	39’	37”
3	82(degree)	003.4”8(degree)	403.5”	4,705.87
	82(degree)	021.4”8(degree)	403.5”
	82(degree)	021.4”8(degree)	354.2”
	82(degree)	003.4”8(degree)	354.2”
4	82(degree)	47”‘ 8(degree)	354.2”	4,480.77
	82(degree)	021.4”8(degree)	354.2”
	82(degree)	021.4”8(degree)	327.7”
	82(degree)	47”‘ 8(degree)	327.7”
5	82(degree)	47”‘ 8(degree)	337”	2,501.40
	82(degree)	0.34” 8(degree)	337”
	82(degree)	0.34” 8(degree)	354.2”
	82(degree)	47”‘ 8(degree)	354.2”

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

A joint committee was created by Cuprum and the peoples of the Comarca. During the periods when operations are active, monthly meetings of the committee are held to review development and to ensure continued mutual support. All work planned by the Company and Cuprum to date been formally reviewed by and the approved by the operating committee.

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

The Palo Seco Reserve, Forestal is divided into various sub-zones, each of which has a different level of protection. The current management plan does not specifically address mineral exploration and development, however the portion of the Palo Seco Forest Reserve nearest the Chorcha Project is assigned to a highly protected status with entry permitted only for scientific research. In the past exploration has been permitted within the limits of forest reserves, however damages must be mitigated. In its extension application submitted in March 2010, the Company proposed the Palo Seco Reserve Forestal protected area be removed from the concession.

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

The Porphyry copper deposits in Panama are associated with calc-alkaline intrusives. Panama hosts two ‘world class’ mineralized systems at Cerro Colorado and at Petal Pine, each containing in excess of one billion tons of mineralized rock.

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

Unless changes are required, the final two phases of a three phase program of geologic investigation will be conducted. Apart from direct geologic work, each phase of the program includes the funding of some social program with the local indigenous groups.

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

The drill program of 3,615.8 meters, confirmed the Company’s geologic model which outlines a structurally controlled mineralized zone with a NE-SW direction. Holes CH-07-01 to CH-07-11 drilled across the higher grade stock work structures, identifying a zone of nearly 900 meters in strike length, which will be further defined by the next drilling campaign. Additionally, the drill program confirmed an envelope of medium grades (ranging from 0.4 to 0.8% Cu) which surround the higher grade stock work zones.

All holes drilled appear to indicate potential for the extension of the higher grade zone at depth as evidenced by dipping mineralized structures observed in drill core and as shown on cross sections. This possibility will be explored to greater extent by an upcoming 10,000-meter drill program to begin if and when the Company is permitted to continue its exploration activities on the project as a form of settlement of the arbitration process mentioned above.

The previous drill program gives better context to the probable continuity of higher grade stock work and porphyry-style mineralization within areas of previously unexplained rock and soil geochemical anomalies surrounding the known Chorcha deposit. These anomalies are located within 0.5 to 1 kilometer to the north, south and east of the drill indicated resource, and will be investigated by field crews to develop drill targets for the next tentative drill program. The updated NI-43-101 report, which was published in August 2008, will serve as the basis for the next 10,000-meter drill program planned for 2017 or later, depending on the Company’s success in negotiations with the Panamanian government or the outcome of arbitration mentioned throughout this report. The purpose of the next drill program will be to provide greater continuity to the geological model and to further define the mineralization at Cerro Chorcha which remains open in almost every direction, and to extend porphyry-style copper and gold mineralization to areas adjacent to and surrounding the known deposit.

Phase Two will include the creation of access road into the Chorcha main zone. Phase two will also include surface prospecting, surface geologic mapping, trenching and sampling as well as a 26-hole, 10,000-meter diamond drill program of systematic drilling utilizing several diamond drill rigs. Phase two will have a budget of approximately $6,900,000.

Phase Three will concentrate on the completion of a bankable feasibility study by conducting the appropriate meters of drilling necessary to complete this task. Further details of Phase Three including the estimated costs will not be available until Phase Two has been completed or until significant results of the Phase Two have been assessed.

Throughout the exploration all samples will be prepared and analyzed by an independent 1S0 certified laboratory.

The exploration work on the Cerro Chorcha project is supervised by Michael D. Druecker, Ph.D., P.Geo a Qualified Person as defined in NI 43-101. Mr. Druecker has verified that trench and drill results have been accurately summarized from the official assay certificates provided to the Company.

The Company’s drilling sampling procedures follow the Exploration Best Practices Guidelines outlined by the Mining Standards Task Force and adopted by the Toronto Stock Exchange. Samples have been analyzed by ICP (inductively coupled plasma/mass spectrometry), and gold analysis has been by fire assay with gravimetric finish on a 30gram split.

Quality control measures, including check duplicates and sample standard-assaying are being implemented. A chain of custody review has been completed to ensure the integrity of all sample data. Samples were assayed by Acme Analytical Laboratories, independent of the Company.

The outstanding legal status of the project and the Company’s financial condition will further delay the Company’s ability to fund the commencement of Phase Two and the Company’s operations. The Company plans to fund operations including Phase Two by the sales of shares of the Company’s Common Stock and or Convertible Promissory Notes. However, in order to do so, the legal status of the Company’s Panamanian project must be resolved.

Panamanian Regulations

The operations being conducted on the Cerro Chorcha project by Cuprum are subject to the supervisory and administrative laws of Panama which govern mining activities. In addition, these activities are governed by the terms and conditions of the exclusive mineral exploration agreement between Cuprum and the Regional Congress of the NoKaibo Region, the Chief of the NoKaibo Region and the Local Congress of the Kanicintti District of the NoKaibo Region as set out above. The major Panamanian statutes applicable to these operations are the “Code of Mineral Resources,” the “General Corporation Law” and the “General Environmental Law.” The Company is in compliance with all current regulations pursuant to the General Corporation Law and Code of Mineral Resources in Panama. Other than remining in compliance with such regulations, the Company is not subject to any adverse effects pursuant to the current or probable government regulations.

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

SEC Reporting Obligations

In 2012 and 2016, the Company’s registration of securities was revoked by the Securities and Exchange Commission (“SEC”) due to the Company’s delinquent status of their reporting of its financial information. In October 2016, the Company filed a Form 10 Registration Statement with the SEC. The Company anticipates remaining current with its reporting obligations going forward.

Plan of Operations

During the 12-month period commencing April 1, 2018, the Company will concentrate its efforts on the resolution of legal issues of the Panamanian copper project. We believe that it is doubtful that the Company will regain the concession. If the Company regains the concession, it would seek to resume operations and concentrate on the further exploration of the project. The Company hired outside counsel and on June 18, 2015, entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited, to fund its litigation against the Republic of Panama. On December 26, 2016, the Company amended the LFA t. The LFA signed on December 26, 2016 includes the documentation executed in June 2015 with the addition of certain documentation which reflects the new legal firm engaged by the Company as a replacement of prior legal counsel included in the LFA dated June 18, 2015. The terms of the LFA allow for funding of up to approximately $6,000,000 of the Company’s litigation costs. In accordance with the LFA, the repayment of the legal costs advanced by Therium shall be 2.5 times of the amount funded to the Company if the Company receives a monetary award, as a result of the arbitration process. In addition, the Company will be required to share a percentage of any amount awarded to the Company with Therium. The percentage to be shared shall be determined by the amount of the award as follows; (i) 0% of any award collected up to $70,000,000; (ii) 25% to 35% of any award collected above $70,000,000 up to $100,000,000; (iii) 10% to 25% of any award collected above $100,000,000 up to $300,000,000; and (iv) 2% to 4% of any award collected above $300,000,000. The Company has filed a formal Request for Arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 30, 2016. The Company is seeking relief in the amount of $268.3 million in the arbitration.

In the event the Company is able to recover the concession in Panama as a form of settlement of the litigation, it would resume exploration work which would require approximately 10,000 meters of drilling at an estimated cost of $6,900,000. The Company would need to raise approximately $8,000,000 for the exploration work and operations and there can be no assurance that such capital will be available to the Company.

As discussed in this Form 10, the Company does not expect to recover its Mineral Concession from the Republic of Panama through the legal process. The Company’s proposed operations in the case that the Cerro Chorcha project is not recovered, is to seek out new mining projects. The Company’s full time operations at that point, would consist of exploring and evaluating new and existing mining opportunities throughout the world but preferably in the United States.

Competition

In the event we recover the Panama concession, we would face competition from other copper mining and producing companies around the world from companies that are more established and better capitalized.

With respect to seeking new mining projects, we would face competition from larger, more established and better capitalized companies seeking profitable projects around the world.

Personnel

The Company presently employs 2 full-time employees, Pinchas Althaus, the Chief Executive Officer, and Diego Roca, the Chief Financial Officer.

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

The Request for Arbitration sets forth Dominion’s claims as follows:

●	Panama’s actions amounted to an expropriation of Dominion’s investment within the meaning of Article IV of the U.S.-Panama BIT, as they had the effect of depriving Dominion of all or substantially all of its investment in Cerro Chorcha; and

●	Panama’s actions breached its obligations under Article II of the U.S.-Panama BIT to accord fair and equitable treatment to Dominion with respect to its investment in Cerro Chorcha.

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

Fiscal Year 2015*	High	Low
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$—	$—

Fiscal Year 2016*	High	Low
First Quarter*	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$—	$—

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

Heaton & Company, PLLC

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Dominion Minerals Corp.

We have audited the accompanying consolidated balance sheets of Dominion Minerals Corp. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523	/s/Heaton & Company, PLLC Farmington, Utah July 24, 2017

heatoncpas.com

Dominion Minerals Corp. and Subsidiaries

Consolidated Balance Sheet

	December 31,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$—	$64

Total assets	$—	$64

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$75,550	$81,434
Convertible notes payable	2,400,787	2,354,425
Loans from officers	—	16,731
Compensation due to officers	3,738,661	3,204,630
Contingency payable	62,375	—
Total current liabilities	$6,277,373	$5,657,220

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized; 200 shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized, 101,453,678 and 99,512,345 issued and outstanding as of December 31, 2016 and December 31, 2015	10,146	9,952
Additional paid-in capital	35,998,253	35,969,327
Accumulated deficit	(42,285,772)	(41,636,435)
Total shareholders’ equity (deficit)	(6,277,373)	(5,657,156)

Total liabilities and shareholders’ equity (deficit)	$—	$64

The accompanying notes are an integral part of these consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Operations

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2016	2015

Revenue	$—	$—
Cost of sales	—	—

Gross profit	—	—

Professional fees	8,500	7,490
Officer compensation	575,000	575,000
General and administrative expenses	10,355	12,715

Loss from operations	(593,855)	(595,205)

Other (expense) income
Non-operating (expense) income, net	—	—
Interest expense, net	(55,482)	(46,363)
Total other expense, net	(55,482)	(46,363)

Loss before provision for income taxes	(649,337)	(641,568)

Provision for income taxes	—	—

Net loss	(649,337)	(641,568)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares	99,997,678	98,972,436

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	SHAREHOLDERS’
	SHARES	PAR	SHARES	PAR	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2014	100	$—	96,445,678	$9,645	$35,923,634	$(40,994,867)	$(5,061,588)

Issuance of Common Stock @ $0.01	—	—	3,066,667	307	$45,693	$—	$46,000

Net loss	—	—	—	—	—	(641,568)	(641,568)

Balance, December 31, 2015	100	$—	99,512,345	$9,952	$35,969,327	$(41,636,435)	$(5,657,156)

Conversion of Promissory Note	—	—	1,941,333	$194	$28,926	$—	$29,120

Net loss	—	—	—	—	$—	$(649,337)	$(649,337)

Balance, December 31, 2016	100	$—	101,453,678	$10,146	$35,998,253	$(42,285,772)	$(6,277,373)

The accompanying notes are an integral part of these consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(649,337)	$(641,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest	55,482	46,363
Changes in operating assets and liabilities:
Accrued liabilities	(5,884)	(16,978)
Compensation due to officers	534,031	554,859
Net cash used in operating activities	(65,708)	(57,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of officer loans	(16,731)	—
Proceeds from sale of Convertible Promissory Note	20,000	—
Proceeds received from Litigation Funding Contingency	62,375
Proceeds from Officer Loans		11,309
Proceeds from sales of shares of Common Stock	—	46,000
Net cash provided by financing activities	65,644	57,309

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64)	(15)

CASH AND CASH EQUIVALENTS, beginning of the period	64	79

CASH AND CASH EQUIVALENTS, end of period	—	$64

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest paid	$—	$—
Income tax paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:

Conversion of Convertible Promissory Note	$29,120	$—

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Net operating loss	$649,337	$641,568
Adjustment for unpaid accrued salaries	(534,031)	(554,859)
Adjusted net operating loss	115,306	86,709
Effective income tax rate	40%	40%
Total deferred tax assets	46,122	34,684
Less: valuation allowance	(46,122)	(34,684)
Total deferred tax assets	—	$—

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

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Federal income tax rate	34%	34%
State tax, net of federal benefit	6%	6%
Increase in valuation allowance	(40)%	(40)%
Effective income tax rate	—%	—%

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

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Statement of Operations

Revenue	$—	$—
Net Loss	(649,337)	(641,568)
Net Loss Per Share	$(0.01)	$(0.01)

Balance Sheet

Total Assets	$—	$64
Total Liabilities	6,214,998	5,657,220
Shareholders’ Deficit	(6,214,998)	(5,657,156)

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

Convertible Promissory Note in Default

On November 27, 2009, Dominion Minerals Corp. (the “Company”) entered into and closed on a Convertible Loan Agreement (the “Loan Agreement”) to sell to non-US persons the convertible note due 2010 (the “Note”) in the aggregate principal amount of $2,000,000 and warrants to purchase up to 10,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), with a term of one year and an exercise price of $0.15 per share for a total purchase price of $2,000,000.

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

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. Accordingly, the Company notified the Note Holder of such events and how it relates to their inability to perform pursuant to the terms of the Concession Agreement and subsequently the terms of the Note, to support its claim of a force majeure and its inability to repay the Note. To date, because of the Company’s inability to resume exploration activities on the Mineral Concession, the Company has been unable to repay the Note and the Note Holder has not converted the Note. The Company incurred interest expense in the amounts of $34,209 for the nine months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015, the total amount due for the Convertible Note payable is $2,311,759 and $2,277,550, respectively.

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

Diego E. Roca served as a director and the Chief Financial Officer, Executive Vice President and Treasurer of the Nevada Subsidiary from May of 2006 on a part-time basis. In March of 2007, he assumed these positions on a full-time basis for the Company and the Nevada Subsidiary. He has over 15 years of experience in financial management, operations, public (SEC) filings, cash management and internal controls including 9 years ending in 2004 with Digitec 2000, Inc. There he began as Digitec’s Controller, progressing to Chief Operating Officer and Senior Vice President and Chief Financial Officer. From November 2004 until February 2007, Mr. Roca served as a consultant to various companies, including working with Empire Minerals on a part-time basis. He was the Chief Executive Officer and a Director of Trimax Corp. for the month of July 2004 and he was the Chief Financial Officer and a Director of Codesmart Holdings, Inc. from October 31, 2013 to April 23, 2014. On February 1, 2016, Mr. Roca was appointed Chief Financial Officer of FORU Holdings, Inc. (OTCQB:FORU). Mr. Roca received a Bachelor of Science degree in Accounting from Queens College in 1991. Mr. Roca’s experience as a financial manager and administrator in publicly traded companies earned him the position as a director in the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the remuneration earned during the years ended December 31, 2016 and December 31, 2015 to persons who were during that year or now are officers and directors of the Company by the Company and/or any of its subsidiaries. Due to the Company’s financial condition, Mr. Althaus, Mr. Roca and the Company mutually agreed to defer compensation until the Company’s financial condition improves. The footnote below the table provides a reconciliation of amounts earned to amounts received by the two executive officers of the Company.

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals (1) ($)
Pinchas Althaus Chief Executive Officer	2015	$350,000	—	—	—	—	—	—	$350,000
	2016	350,000	—	—	—	—	—	—	350,000

Diego E. Roca	2015	$225,000	—	—	—	—	—	—	$225,000
Chief Financial Officer	2016	225,000	—	—	—	—	—	—	225,000

(1)	Includes deferred amounts of $335,500 and $330,500 for Mr. Althaus for the years ended 2016 and 2015, respectively. Actual remuneration received by Mr. Althaus for the years ended 2016 and 2015 are $14,500 and $19,500, respectively.

Includes deferred amounts of $198,531 and $224,359 for Mr. Roca for the years ended 2016 and 2015, respectively. Actual remuneration received by Mr. Roca for the years ended 2016 and 2015 are $26,469 and $641, respectively.

Employment Agreements

On December 1, 2007, the Company and Pinchas Althaus entered into an Employment Agreement, whereby Mr. Althaus was employed as Chief Executive Officer and Chairman of the Board of Directors for a term of four years, with one-year automatic renewal terms. The Employment Agreement renews annually for a one-year period, unless the Company or Executive terminate such agreement. Therefore, the Employment Agreement is in effect based on the automatic one-year renewal terms. Mr. Althaus is entitled to compensation of $350,000 per year for base salary and an annual bonus to be determined at the discretion of the Board of Directors. Since 2009, Mr. Althaus and the Company have mutually agreed to defer any unpaid portion of salaries until the Company’s financial condition allows for salaries due pursuant to the Employment Agreement can be paid.

On December 1, 2007, the Company and Diego E. Roca entered into an Employment Agreement, whereby Mr. Roca was employed as Chief Financial Officer, Executive Vice President and Director for a term of three years, with one-year automatic renewal terms. The Employment Agreement renews annually for a one-year period, unless the Company or Executive terminate such agreement. Therefore, the Employment Agreement is in effect based on the automatic one-year renewal terms. Mr. Roca is entitled to compensation of $225,000 per year for base salary and an annual bonus to be determined at the discretion of the Board of Directors. Since 2009, Mr. Roca and the Company have mutually agreed to defer any unpaid portion of salaries until the Company’s financial condition allows for salaries due pursuant to the Employment Agreement can be paid.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities as of March 16, 2018:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Ownership Percent of Class	Voting Rights Percent of Class

Series A	Pinchas Althaus	100 shares	(2)	50%	50%
Preferred Stock(1)	17 State Street, Suite 4000
	New York, NY 10004

Series A	Investment Group (3)	100 Shares	(4)	50%	50%
Preferred Stock(1)	17 State Street, Suite 4000
	New York, NY 10004

Common Stock	Pinchas Althaus	8,750,000	(2)	8.62%	41.72%
	17 State Street, Suite 4000
	New York, NY 10004

Common Stock	Investment Group (3)	25,916,090	(4)	26.04%	45.21%
	17 State Street, Suite 4000
	New York, NY 10004

Common Stock	Michael Bernard Silver	13,066,667	(5)	13.13%	13.13%
	100 Westminister Bridge Road
	London, UK SE1 7XB

(1)	The Series A Preferred Stock consists of 200 shares which as a class has the right to vote 80% of all votes to be cast on any matter by the combined outstanding Series A Preferred Stock and Common Stock.

(2)	Owned of record and beneficially. 41.72% voting rights percentage of Common Stock includes 40% rights through ownership of 100 shares of Series A Preferred Stock plus 1.72% voting rights of Common Stock through ownership of 8,750,000 shares of Common Stock calculated by 8.62% ownership of remaining 20% of Common Stock.

(3)	The members of the Investment Group and the percentage ownership of each member in the total holdings of the Investment Group are as follows:

(a)	Reytalon Ltd., an Israeli corporation – 30%; Avi Schnur, who had no prior relationship with the Company is the control person of Reytalon, Ltd.;

(b)	Talromit Financial Holdings, Ltd., an Israeli corporation – 10%; Yosef Greenfeld, who had no prior relationship with the Company is the control person of Talromit Financial Holdings, Ltd.

(c)	Grantsville Investments Limited (BVI), a British Virgin Islands corporation – 20%; James Lasry, who had no prior relationship with the Company is the control person of Grantsville Investments Limited;

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

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of March 16, 2018:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Ownership Percent of Class	Voting Rights Percent of Class

Series A	Pinchas Althaus	100 shares		50%	50%
Preferred Stock(1)	410 Park Avenue, 15th Floor
	New York, NY 10022

Series A	Chaim Lebovits	20 Shares	(1)	10%	10%
Preferred Stock(1)	410 Park Avenue, 15th Floor
	New York, New York 10022

Common Stock	Pinchas Althaus	8,750,000		8.62%	41.72%
	410 Park Avenue, 15th Floor
	New York, NY 10022

Common Stock	Chaim Lebovits	6,383,218	(1)	6.29%	9.26%
	410 Park Avenue, 15th Floor
	New York, New York 10022

Common Stock	Diego Roca	3,550,000		3.50%	3.50%
	410 Park Avenue, 15th Floor
	New York, NY 10022

Common Stock	All Officers and Directors of	18,683,218		18.42%	54.48%
	The Company as a Group (5
	Persons)

(1)	Includes shares beneficially owned through Mr. Lebovits’ ownership interests in ACC Holdings International Ltd’s ownership of the common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information is set forth in this Item as to any transaction during the three years ended December 31, 2016 to which the Company or its subsidiaries was a party and in which any officer, director of the Company or any holder of more than 10% of any class of its stock had or is to have a material interest.

During the period beginning January 1, 2013 to the year ended December 31, 2015, the Chief Executive Officer and the Chief Financial Officer made loans to the Company in the amount of $4,033 and $12,698, respectively. During the year ended December 31, 2016, the Company repaid the total amount of the loans.

During the period beginning January 1, 2017 to the year ended December 31, 2017, the Chief Financial Officer of the Company made loans to the Company in the amount of $5,214.

Since 2009 the Chief Executive Officer and Chief Financial Officer have deferred a portion or their complete salary until the Company’s financial condition improves. As of December 31, 2016, the deferred salaries due to the Executive Officers totals $3,738,661.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Heaton & Company, LLC, for the fiscal years 2016 and 2015, respectively.

ACCOUNTING FEES AND SERVICES	2016	2015

Audit fees	$10,000	$10,000
Audit-related fees	—	—
Tax fees	$—	$—
All other fees	—	—
Total	$10,000	$10,000

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

DOMINION MINERALS CORP.

Dated: April 25, 2018	By:	/s/ Pinchas Althaus
Pinchas Althaus Chief Executive Officer

Dated: April 25, 2018	By:	/s/ Diego E. Roca
Diego E. Roca Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 25, 2018	By:	/s/ Pinchas Althaus
Pinchas Althaus Director

Dated: April 25, 2018	By:	/s/ Diego E. Roca
Diego E. Roca Director

Dated: April 25, 2018	By:	/s/ Chaim Lebovits
Chaim Lebovits Director

Dated: April 25, 2018	By:	/s/ Chaim Schiff
Chaim Schiff Director