Form 10-Q
period 2017-09-30
DOMINION MINERALS CORP
filed 2018-05-17
CIK 1402747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-52696

DOMINION MINERALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3091075
(State of incorporation)	(I.R.S. Employer Identification No.)

3171 US Highway 9 North

Suite 324

Old Bridge, NJ 08857

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
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 25, 2018, the registrant had 101,453,678 shares of common stock, par value $.0001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Dominion Minerals Corp. and Subsidiaries

Consolidated Balance Sheet

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets

Cash and cash equivalents	$1,509	$—

Total assets	$1,509	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued liabilities	$83,705	$75,550
Convertible notes payable	2,440,958	2,400,787
Loans from officers	5,214	—
Compensation due to officers	4,118,853	3,738,661
Contingency payable	115,000	62,375
Total current liabilities	$6,763,730	$6,277,373

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized; 200 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized, 101,453,678 issued and outstanding as of September 30, 2017 and December 31, 2016	10,146	10,146
Additional paid-in capital	35,998,253	35,998,253
Accumulated deficit	(42,770,620)	(42,285,772)
Total shareholders’ equity	(6,762,221)	(6,277,373)

Total liabilities and shareholders’ equity	$1,509	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Operations

	For the nine	For the nine	For the three	For the three
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2017	2016	2016

Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Professional fees	11,400	8,500	1,800	4,000
Officer compensation	431,250	431,250	143,750	143,750
General and administrative expenses	7,426	8,207	1,965	1,026

Loss from operations	(450,076)	(447,957)	(147,515)	(148,776)

Other (expense) income
Non-operating (expense) income, net	—	—	—	—
Interest expense, net	(34,772)	(43,892)	(11,591)	(13,151)
Total other expense, net	(34,772)	(43,892)	(11,591)	(13,151)

Loss before provision for income taxes	(484,848)	(491,849)	(159,106)	(161,927)

Provision for income taxes	—	—	—	—

Net loss	(484,848)	(491,849)	(159,106)	(161,927)

Loss per share
Basic and diluted loss per share	$—	$—	—	—

Basic and diluted weighted average number of common shares	101,453,678	101,453,678	99,512,345	99,512,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consololidated Statements of Cash Flows

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(484,848)	$(491,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest	34,772	43,892
Changes in operating assets and liabilities:
Accrued liabilities	8,154	(6,499)
Compensation due to officers	380,192	401,500
Net cash used in operating activities	(61,730)	(52,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from officer (repayments to officers)	5,214	(16,731)
Proceeds received from sale of convertible note	5,400	20,000
Proceeds received from Litigation Funding Contingency	52,625	49,750
Net cash provided by financing activities	63,239	53,019

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,509	63

CASH AND CASH EQUIVALENTS, beginning of the period	—	64

CASH AND CASH EQUIVALENTS, end of period	1,509	$127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Notes to Financial Statements

September 30, 2017

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

b.	Basis of presentation – The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of September 30, 2017, the consolidated results of its operations for the three months ended and nine months ended September 30, 2017 and 2016 and its consolidated cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

c.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the fair value of various accruals. Actual results could differ from those estimates.

d.	Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less. The Company has a cash balance of $1,509 and $0 as of September 30, 2017 and December 31, 2016, respectively, which is included in cash and cash equivalents.

e.	Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash deposits in financial institutions that do not exceed the amounts insured by the U.S. government. As of September 30, 2017 and December 31, 2016, the Company’s bank balances did not exceed government-insured limits.

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

Dominion Minerals Corp. and Subsidiaries

Notes to Financial Statements

September 30, 2017

f.	Net loss per share – In accordance with ASC 260, Earnings Per Share, basic earnings/loss per common share (“EPS”) is computed by dividing net earnings/loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive. The total amount of additional shares that would be added on a fully diluted basis at September 30, 2017 and 2016 is 45,201,990 shares of the Company’s common stock.

g.	Income Taxes – The Company provides for income taxes under ASC 740 Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax assets or liabilities are expected to be settled or realized. ASC 740 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. The provision for federal income tax differs from that computed amount by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

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

September 30, 2017

i.	Recently Issued Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Going Concern

The Company has had no revenues or cash flows from operations. The Company has an accumulated deficit of $42,770,620 and $42,285,772 as of September 30, 2017 and December 31, 2016, respectively, and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying consolidated financial statements as a result of this uncertainty.

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

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. Accordingly, the Company notified the Note Holder of such events and how it relates to their inability to perform pursuant to the terms of the Concession Agreement and subsequently the terms of the Note, to support its claim of a force majeure and its inability to repay the Note. To date, because of the Company’s inability to resume exploration activities on the Mineral Concession, the Company has been unable to repay the Note and the Note Holder has not converted the Note. The Company incurred interest expense in the amounts of $34,209 as of September 30, 2017 and September 30, 2016. As of September 30, 2017 and December 31, 2016, the total amount due for the Convertible Note payable is $2,357,372 and $2,300,356, respectively.

Dominion Minerals Corp. and Subsidiaries

Notes to Financial Statements

September 30, 2017

b.	On July 1, 2013, the Company executed 4 Convertible Promissory Notes (“Convertible Promissory Notes”) in the aggregate amount of $75,000. The Convertible Promissory Notes were payable in 1 year, bearing interest at a rate of 1% annum for the term of the note. On November 1, 2014, the Company and each Note Holder entered into an agreement known as Amendment to Convertible Promissory Note to extend the maturity date of the Notes to the earlier of December 31, 2016 or the date of any award granted to the Company in the litigation action between the Company and the Republic of Panama. On December 26, 2017, the Company and each Note Holder entered into an agreement known as Amendment Number 2 to Convertible Promissory Note to extend the maturity date of the Notes to the earlier of December 31, 2018 or the date of any award granted to the Company in the litigation action between the Company and the Republic of Panama. The Holders of the Convertible Promissory Notes may convert the principal amount for shares of the Company’s common stock equal to the aggregate of 7.5% of the total issued and outstanding shares of the Company’s common stock. The Company incurred interest expense in the amounts of $563 for the nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, the total amounts due for the Convertible Promissory Notes is $78,188 and $77,625, respectively.

4.	Contingent Liability

On June 18, 2015, the Company entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited (“Therium”), to fund its litigation against the Republic of Panama. The terms of the LFA allow for funding of up to $8,000,000 of the Company’s litigation costs and require repayment of 2.5 times of the amount funded to the Company for such legal costs. The Company will be required to share a percentage of any amount awarded to the Company with Therium. In addition to the litigation costs funded, Therium has directly funded the Company certain operating expenses necessary for the Company to meet its listing requirements. Such expenses included auditor, legal and transfer agent expenses, which shall be repaid under the same terms as the litigation costs funded by Therium. The Company has recorded such advances as a Contingent Liability. As of September 30, 2017 and December 31, 2016, Therium advanced the Company a total of $115,000 and $62,375 for operating expenses which the Company recorded as a Contingent Liability. The Company will only be required to repay such expenses in the event of an award to the Company.

5.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2017 and December 31, 2016, the Company has 101,453,678 shares of common stock outstanding and 200 shares of Series A preferred stock outstanding.

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

September 30, 2017

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	September 30, 2016
Net operating loss	$484,848	$491,849
Adjustment for unpaid accrued salaries	(380,192)	(401,500)
Adjusted net operating loss	104,656	90,349
Effective income tax rate	40%	40%
Total deferred tax assets	41,862	36,140
Less: valuation allowance	(41,862)	(36,140)
Total deferred tax assets	—	$—

The Company’s deferred tax assets as of September 30, 2017 and December 31, 2016 of $17,108,248 and $16,914,309, respectively, was fully offset by a valuation allowance, resulting in net deferred tax assets of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carry-forward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended September 30, 2017 and September 30, 2016 is as follows:

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

September 30, 2017

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

Results of Operations for the three months ended September 30, 2017 and 2016

The following gives a summary of the most recent Statement of Operations data of Dominion Minerals Corp. for the three months ended September 30, 2017 and 2016.

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016
Statement of Operations

Revenue	$—	$—
Net Loss	(159,106)	(161,927)
Net Loss Per Share	$(0.00)	$(0.00)

Revenue and Gross Profit

During the three months ended September 30, 2017 and 2016 the Company had no revenue, no costs affiliated with earning revenue and gross profit for the three months ended September 30, 2017 and 2016 was $0.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 and 2016 consisted primarily of professional fees of $1,800 and $4,000, respectively, compensation to officers of $143,750 and general and administrative expenses of $1,965 and $1,026, respectively.  Professional fees consisted of fees to the Company’s auditor for the review of the Company’s financial statements and SEC filings. General & administrative expenses consisted of travel, transfer agent, office, telephone, internet and supplies expense to support the day to day operations.

Loss from Operations

Loss from operations for the three months ended September 30, 2017 and 2016 was $147,515 and $148,776, respectively. The losses for the three months ended September 30, 2017 and 2016 were primarily attributable to the professional fees, officer compensation and general and administrative expenses described above of $147,515 and $148,776, respectively.

Net Loss

Net loss from operations for the three months ended September 30, 2017 and 2016 was $159,106 and $161,927, respectively. The net losses were primarily attributable to the loss from operations and interest expense for the Convertible Promissory Notes entered into by the Company and various investors. Inflation did not have a material impact on the Company’s operations for the period. Management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Results of Operations for the nine months ended September 30, 2017 and 2016

The following gives a summary of the most recent Statement of Operations data of Dominion Minerals Corp. for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Statement of Operations

Revenue	$—	$—
Net Loss	(484,848)	(491,849)
Net Loss Per Share	$(0.00)	$(0.00)

Revenue and Gross Profit

During the nine months ended September 30, 2017 and 2016 the Company had no revenue, no costs affiliated with earning revenue and gross profit for the nine months ended September 30, 2017 and 2016 was $0.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 and 2016 consisted primarily of professional fees of $11,400 and $8,500, respectively, compensation to officers of $431,250 and general and administrative expenses for the nine months ended September 30, 2017 and 2016 of $7,426 and $8,207, respectively. Professional fees consisted of fees to the Company’s auditor for the review of the Company’s financial statements and SEC filings. General and administrative expenses consisted of travel, transfer agent, office, telephone, internet and supplies expense to support the day to day operations.

Loss from Operations

Loss from operations for the nine months ended September 30, 2017 and 2016 was $450,076 and $447,957, respectively. The losses for the nine months ended September 30, 2017 and 2016 were primarily attributable to the professional fees, officer compensation and general and administrative expenses described above of $450,076 and $447,957, respectively.

Net Loss

Net loss from operations for the nine months ended September 30, 2017 and 2016 was $484,848 and $491,849, respectively. The net losses were primarily attributable to the loss from operations and interest expense for the Convertible Promissory Notes entered into by the Company and various investors. Inflation did not have a material impact on the Company’s operations for the period. Management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2017 and December 31, 2016, we had a working capital deficit of $6,762,221 and $6,277,373, respectively.  Our current liabilities as of September 30, 2017 and December 31, 2016 of $6,763,730 and $6,277,373, respectively, exceeded our current assets as of September 30, 2017 and December 31, 2016 of $1,509 and $0, respectively.  We had an accumulated deficit of $42,770,620 and 42,285,772 on September 30, 2017 and June 30, 2016, respectively.

We had a cash balance of $1,509 and $0 on September 30, 2017 and December 31, 2016, respectively.  Net cash used for operating activities for the nine months ended September 30, 2017 and 2016 was $61,730 and $52,956, respectively. The net loss for the nine months ended September 30, 2017 and 2016 was $484,848 and $491,849, respectively. Cash used in operating activities was for professional fees and general and administrative expenses.

Net cash provided by all financing activities for the nine months ended September 30, 2017 and 2016 was $63,239 and $53,019, respectively. This consisted of $52,625 and $49,750 for the nine months ended September 30, 2017 and 2016, respectively, in proceeds from the litigation funding company recorded as a contingent liability.  For the nine months ended September 30, 2017 and 2016, we had net cash flows of $1,509 and $63, respectively.

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

DOMINION MINERALS CORP.

Dated: May 17, 2018	/s/ Diego E. Roca
By: Diego E. Roca
Title: Chief Financial Officer