Form 10-K
period 2017-12-31
DOMINION MINERALS CORP
filed 2018-07-16
CIK 1402747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of July 12, 2018, the number of shares of the registrant’s common stock outstanding was 101,453,678.

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

SEC Reporting Obligations

In 2012 and 2016, the Company’s registration of securities was revoked by the Securities and Exchange Commission (“SEC”) due to the Company’s delinquent status of their reporting of its financial information. In October 2016, the Company filed a Form 10 Registration Statement with the SEC. The Company is in the process of preparing Annual and Quarterly Reports to be filed and be current with its reporting obligations going forward.

Plan of Operations

During the 12-month period commencing August 1, 2018, the Company will concentrate its efforts on the resolution of legal issues of the Panamanian copper project. We believe that it is doubtful that the Company will regain the concession. If the Company regains the concession, it would seek to resume operations and concentrate on the further exploration of the project. The Company hired outside counsel and on June 18, 2015, entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited, to fund its litigation against the Republic of Panama. On December 26, 2016, the Company amended the LFA t. The LFA signed on December 26, 2016 includes the documentation executed in June 2015 with the addition of certain documentation which reflects the new legal firm engaged by the Company as a replacement of prior legal counsel included in the LFA dated June 18, 2015. The terms of the LFA allow for funding of up to approximately $6,000,000 of the Company’s litigation costs. In accordance with the LFA, the repayment of the legal costs advanced by Therium shall be 2.5 times of the amount funded to the Company if the Company receives a monetary award, as a result of the arbitration process. In addition, the Company will be required to share a percentage of any amount awarded to the Company with Therium. The percentage to be shared shall be determined by the amount of the award as follows; (i) 0% of any award collected up to $70,000,000; (ii) 25% to 35% of any award collected above $70,000,000 up to $100,000,000; (iii) 10% to 25% of any award collected above $100,000,000 up to $300,000,000; and (iv) 2% to 4% of any award collected above $300,000,000. The Company has filed a formal Request for Arbitration at the International Centre for Settlement of Investment Disputes (“ICSID”) on March 30, 2016. The Company is seeking relief in the amount of $268.3 million in the arbitration.

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

Fiscal Year 2016*	High	Low
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$—	$—

Fiscal Year 2017*	High	Low
First Quarter*	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$—	$—

* The Company’s Common Stock did not trade during the years ending December 31, 2017 and 2016.

As of July 12, 2018, there has been no sale price reported on the OTCQB for the Company’s Common Stock.

Holders

As of July 12, 2018, we had 101,453,678 shares of our Common Stock issued and outstanding. There were 147 beneficial owners of our common stock.

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

Unregistered Sales and Issuances of Equity Securities

There were no securities issued during the year ended December 31, 2017 in reliance upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933:

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

Heaton & Company, PLLC

Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Dominion Minerals Corp.

We have audited the accompanying consolidated balance sheets of Dominion Minerals Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominion Minerals Corp. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523	/s/Heaton & Company, PLLC Farmington, Utah July 16, 2018

heatoncpas.com

Dominion Minerals Corp. and Subsidiaries

Consolidated Balance Sheet

	December 31,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$1,988	$—

Total assets	$1,988	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liabilities	$70,335	$75,550
Convertible notes payable	2,458,826	2,400,787
Loans from officers	388	—
Compensation due to officers	4,247,603	3,738,661
Contingency payable	135,000	62,375
Total current liabilities	$6,912,152	$6,277,373

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized; 200 shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized, 101,453,678 and 99,512,345 issued and outstanding as of December 31, 2016 and December 31, 2015	10,146	10,146
Additional paid-in capital	35,998,253	35,998,253
Accumulated deficit	(42,918,563)	(42,285,772)
Total shareholders’ equity (deficit)	(6,910,164)	(6,277,373)

Total liabilities and shareholders’ equity (deficit)	$1,988	$—

The accompanying notes are an integral part of these consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Operations

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2017	2016

Revenue	$—	$—
Cost of sales	—	—

Gross profit	—	—

Professional fees	—	8,500
Officer compensation	575,000	575,000
General and administrative expenses	11,152	10,355

Loss from operations	(586,152)	(593,855)

Other (expense) income
Non-operating (expense) income, net	—	—
Interest expense, net	(46,639)	(55,482)
Total other expense, net	(46,639)	(55,482)

Loss before provision for income taxes	(632,791)	(649,337)

Provision for income taxes	—	—

Net loss	(632,791)	(649,337)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares	101,453,678	99,997,678

The accompanying notes are an integral part of these consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	SHAREHOLDERS’
	SHARES	PAR	SHARES	PAR	CAPITAL	DEFICIT	EQUITY
Balance, December 31, 2014	100	$—	96,445,678	$9,645	$35,923,634	$(40,994,867)	$(5,061,588)

Issuance of Common Stock @ $0.01	—	—	3,066,667	307	$45,693	$—	$46,000

Net loss	—	—	—	—	—	(641,568)	(641,568)

Balance, December 31, 2015	100	$—	99,512,345	$9,952	$35,969,327	$(41,636,435)	$(5,657,156)

Conversion of Promissory Note	—	—	1,941,333	$194	$28,926	$—	$29,120

Net loss	—	—	—	—	$—	$(649,337)	$(649,337)

Balance, December 31, 2016	100	$—	101,453,678	$10,146	$35,998,253	$(42,285,772)	$(6,277,373)

Net loss	—	—	—	—	$—	$(632,791)	$(632,791)

Balance, December 31, 2017	100	$—	101,453,678	$10,146	$35,998,253	$(42,918,563)	$(6,910,164)

The accompanying notes are an integral part of these consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(632,791)	$(649,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest	46,639	55,482
Changes in operating assets and liabilities:
Accrued liabilities	(5,215)	(5,884)
Compensation due to officers	508,942	534,031
Net cash used in operating activities	(82,425)	(65,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of officer loans	—	(16,731)
Proceeds from sale of Convertible Promissory Note	11,400	20,000
Proceeds received from Litigation Funding Contingency	72,625	62,375
Proceeds from Officer Loans	388	—
Net cash provided by financing activities	84,413	65,644

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,988	(64)

CASH AND CASH EQUIVALENTS, beginning of the period	—	64

CASH AND CASH EQUIVALENTS, end of period	1,988	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest paid	$—	$—
Income tax paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:

Conversion of Convertible Promissory Note	$—	$29,120

The accompanying notes are an integral part of the consolidated financial statements.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

c.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the fair value of various accruals. Actual results could differ from those estimates.

d.	Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less. The Company has a cash balance of $1,988 and $0 as of December 31, 2017 and December 31, 2016, respectively, which is included in cash and cash equivalents.

e.	Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash deposits in financial institutions that do not exceed the amounts insured by the U.S. government. As of December 31, 2017 and December 31, 2016, the Company’s bank balances did not exceed government-insured limits.

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

DECEMBER 31, 2017

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

DECEMBER 31, 2017

i.	Recently Issued Accounting Pronouncements - The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Going Concern

The Company has had no revenues or cash flows from operations. The Company has an accumulated deficit of $42,918,563 and $42,285,772 as of December 31, 2017 and December 31, 2016, respectively, and has insufficient sources of cash to execute its business plan, these conditions raise substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying consolidated financial statements as a result of this uncertainty.

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

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. Accordingly, the Company notified the Note Holder of such events and how it relates to their inability to perform pursuant to the terms of the Concession Agreement and subsequently the terms of the Note, to support its claim of a force majeure and its inability to repay the Note. To date, because of the Company’s inability to resume exploration activities on the Mineral Concession, the Company has been unable to repay the Note and the Note Holder has not converted the Note. The Company incurred interest expense in the amounts of $45,613 for the years ended December 31, 2017 and December 31, 2016. As of December 31, 2017 and December 31, 2016, the total amount due for the Convertible Note payable is $2,368,775 and $2,323,162, respectively.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

b.	On July 1, 2013, the Company executed 4 Convertible Promissory Notes (“Convertible Promissory Notes”) in the aggregate amount of $75,000. The Convertible Promissory Notes were payable in 1 year, bearing interest at a rate of 1% annum for the term of the note. On November 1, 2014, the Company and each Note Holder entered into an agreement to extend the maturity date of the Notes to the earlier of December 31, 2016 or the date of any award granted to the Company in the litigation action between the Company and the Republic of Panama. The Holders of the Convertible Promissory Notes may convert the principal amount for shares of the Company’s common stock equal to the aggregate of 7.5% of the total issued and outstanding shares of the Company’s common stock. The Company incurred interest expense in the amounts of $750 for the years ended December 31, 2017 and 2016. As of December 31, 2017 and December 31, 2016, the total amounts due for the Convertible Promissory Notes is $78,375 and $77,625, respectively.

c.

On April 1, 2016, the Company sold a Convertible Promissory Note (“Convertible Promissory Note”) in the amount of $26,000 with an Original Issue Discount of $6,000. The Convertible Promissory Note was payable in 6 months, bearing interest at a rate of 24% annum for the term of the note. The Holder of the Convertible Promissory Note may convert the combined principal and accumulated interest amount of the Convertible Promissory Note for shares of the Company’s common stock at a rate of $0.015 per share of the Company’s common stock. The Company incurred interest expense in the amount of $3,120 for the year ended December 31, 2016. On October 1, 2016, the Holder converted the Convertible Promissory Note. The Company issued 1,941,333 shares of common stock to the Note Holder in connection with the conversion of the Convertible Promissory Note.

d.	During the year ended December 31, 2017, the Company sold two (2) Convertible Promissory Notes in the aggregate total of $11,400 “2017 Notes”). The 2017 Notes were payable 6 months from the date of the sale, bearing interest at a rate of 12% annum for the term of the 2017 Notes. The Holders of the 2017 Notes may convert the combined principal and accumulated interest amounts of the 2017 Notes for shares of the Company’s common stock at a rate of $0.015 per share of the Company’s common stock. The Company incurred interest expense of $276 in the aggregate total for the 2017 Notes. As of December 31, 2017, the total amount due on the 2017 Notes is $11,676.

4.	Contingent Liability

On June 18, 2015, the Company entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited (“Therium”), to fund its litigation against the Republic of Panama. The terms of the LFA allow for funding of up to $8,000,000 of the Company’s litigation costs and require repayment of 2.5 times of the amount funded to the Company for such legal costs. In addition, the Company will be required to share a percentage of any amount awarded to the Company with Therium. In addition to the litigation costs funded, Therium has directly funded the Company certain operating expenses and salaries which shall be repaid under the same terms as the litigation costs funded by Therium. The Company has recorded such advances as a Contingent Liability. For the years ended December 31, 2017 and December 31, 2016, Therium advanced the Company $72,625 and $62,375 for operating expenses which the Company recorded as a Contingent Liability.

5.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2017 and December 31, 2016, the Company has 101,453,678 shares of common stock outstanding, respectively, and 200 shares of Series A preferred stock outstanding. During the year ended December 31, 2017 and the year ended December 31, 2016, the Company did not sell any shares of common stock. During the years ended December 31, 2017 and 2016, the Company issued 0 and 1,941,333 shares of common stock, respectively, pursuant to the conversion of a Convertible Promissory Note.

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Net operating loss	$632,791	$649,337
Adjustment for unpaid accrued salaries	(508,942)	(534,031)
Adjusted net operating loss	123,849	115,306
Effective income tax rate	40%	40%
Total deferred tax assets	49,540	46,122
Less: valuation allowance	(49,540)	(46,122)
Total deferred tax assets	—	$—

The Company’s deferred tax assets as of December 31, 2017 and December 31, 2016 of $17,167,425 and $16,914,309, respectively, was fully offset by a valuation allowance, resulting in net deferred tax assets of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carry-forward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2017 and December 31, 2016 is as follows:

	2016	2015
Federal income tax rate	34%	34%
State tax, net of federal benefit	6%	6%
Increase in valuation allowance	(40)%	(40)%
Effective income tax rate	—%	—%

DOMINION MINERALS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The deferred tax assets result from net operating loss carry-forwards. These assets will therefore reverse either upon their utilization against taxable income or upon their statutory expiration. Net operating loss carry-forwards will expire beginning in 2026 through 2035.

The Company’s last tax return submitted was for the year ended December 31, 2007. The Company’s tax returns for the years ended December 31, 2008 through 2017 are open for examination by the tax federal and state tax authorities.

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

Plan of Operations

Results of Operations for the years ended December 31, 2017 and 2016

The following gives a summary of the most recent Statement of Operations data of Dominion Minerals Corp. for the years ended December 31, 2017 and 2016, and the Balance Sheet data of the Company as of December 31, 2017 and 2016.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Statement of Operations

Revenue	$—	$—
Net Loss	(632,791)	(649,337)
Net Loss Per Share	$(0.01)	$(0.01)

Balance Sheet

Total Assets	$1,988	$—
Total Liabilities	6,912,152	6,277,373
Shareholders’ Deficit	(6,910,164)	(6,214,998)

Revenue and Gross Profit

During the years ended December 31, 2017, and 2016 the Company had no revenue, no costs affiliated with earning revenue and gross profit for the years ended December 31, 2017 and 2016 was $0.

Operating Expenses

Operating expenses for the year ended December 31, 2017 and 2016 consisted primarily of compensation to officers of $575,000. Other operating expenses for the years ended December 31, 2017 consisted of general and administrative expenses of $11,152. For the year ended December 31, 2016, professional fees and general and administrative expenses incurred were $8,500 and $10,355, respectively. Professional fees were incurred primarily for legal, accounting and consulting costs in connection with the Company’s effort to resume its reporting obligations to the SEC.

Loss from Operations

Loss from operations for the year ended December 31, 2017 and 2016 was $586,152 and $593,855, respectively. The losses for the years ended December 31, 2017 and 2016 were primarily attributable to the officer compensation, professional fees and general and administrative expenses described above of $586,152 and $593,855, respectively.

Net Loss

Net loss from operations for the years ended December 31, 2017 and 2016 was $632,791 and $649,337, respectively. The net losses were primarily attributable to the loss from operations and interest expense for the Convertible Promissory Notes entered into by the Company and various investors. Inflation did not have a material impact on the Company’s operations for the period. Management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2017 and 2016, we had a working capital deficit of $6,910,164 and $6,277,373, respectively. Our current liabilities as of December 31, 2017 and 2016 of $6,912,152 and $6,277,373, respectively, exceeded our current assets as of December 31, 2017 and 2016 of $1,988 and $0, respectively. We had an accumulated deficit of $42,918,563 and $42,285,772 on December 31, 2017 and 2016, respectively.

We had a cash balance of $1,988 and $0 on December 31, 2017 and 2016, respectively. Net cash used for operating activities for the year ended December 31, 2017 and 2016 was $82,425 and $65,708, respectively. The net loss for the year ended December 31, 2017 and 2016 was $632,791 and $649,337, respectively. Cash used in operating activities was for compensation, professional fees and general and administrative expenses.

Net cash obtained through all financing activities for the year ended December 31, 2017 and 2016 was $84,313 and $65,644, respectively. This consisted of $11,400, $72,625 and $388 in proceeds from the sale of a convertible promissory note, the proceeds received for the contingent liability recorded from the litigation funding company, and the proceeds of loans from officers in the amount of $388, respectively, during the year ended December 31, 2017 and $20,000 and $67,375 in proceeds from the sale of a convertible promissory note and the proceeds received for the contingent liability recorded from the litigation funding company, less the repayment of loans to officers in the amount of $16,731, respectively, during the year ended December 31, 2016. For the year ended December 31, 2017 and 2016, we had net cash flows of $1,988 and $(64), respectively.

Financings and Sources of Liquidity

For the years ended December 31, 2017 and 2016, we issued 0 and 1,941,333 shares of the Company’s common stock to an investor for $0 and $29,120, respectively.

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

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. Accordingly, the Company notified the Note Holder of such events and how it relates to their inability to perform pursuant to the terms of the Concession Agreement and subsequently the terms of the Note, to support its claim of a force majeure and its inability to repay the Note. To date, because of the Company’s inability to resume exploration activities on the Mineral Concession, the Company has been unable to repay the Note and the Note Holder has not converted the Note. The Company incurred interest expense in the amounts of $34,209 for the years ended December 31, 2017 and 2016. As of December 31, 2017 and December 31, 2016, the total amount due for the Convertible Note payable is $2,368,775 and $2,323,162, respectively.

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our interim Chief Financial Officer in connection with the review of our consolidated financial statements as of December 31, 2017.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of calendar year 2018. Additionally, we plan to test our updated controls and remediate our deficiencies in 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the directors and executive officers of the Company.

Name	Age	Position

Pinchas Althaus	43	President, Chief Executive Officer and Director

Diego Roca	50	Executive Vice-President, Chief Financial Officer, Treasurer, and Director

Chaim Lebovits	46	Director

Chaim Schiff	44	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the remuneration earned during the years ended December 31, 2017 and December 31, 2016 to persons who were during that year or now are officers and directors of the Company by the Company and/or any of its subsidiaries. Due to the Company’s financial condition, Mr. Althaus, Mr. Roca and the Company mutually agreed to defer compensation until the Company’s financial condition improves. The footnote below the table provides a reconciliation of amounts earned to amounts received by the two executive officers of the Company.

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals (1) ($)
Pinchas Althaus Chief Executive Officer	2017	$350,000	—	—	—	—	—	—	$350,000
	2016	350,000	—	—	—	—	—	—	350,000

Diego E. Roca	2017	$225,000	—	—	—	—	—	—	$225,000
Chief Financial Officer	2016	225,000	—	—	—	—	—	—	225,000

(1)	Includes deferred amounts of $_______ and $335,500 for Mr. Althaus for the years ended 2017 and 2016, respectively. Actual remuneration received by Mr. Althaus for the years ended 2017 and 2016 are $______ and $14,500, respectively.

Includes deferred amounts of $_______ and $198,531 for Mr. Roca for the years ended 2017 and 2016, respectively. Actual remuneration received by Mr. Roca for the years ended 2017 and 2016 are $______ and $26,469, respectively.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the persons known to the Company to be the beneficial owners of more than 5% of any class of the Company’s voting securities as of July 16, 2018:

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

The following table sets forth information as to the beneficial ownership of each class of the Company’s equity securities beneficially owned by the Company’s directors and executive officers as of July 16, 2018:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Information is set forth in this Item as to any transaction during the three years ended December 31, 2017 to which the Company or its subsidiaries was a party and in which any officer, director of the Company or any holder of more than 10% of any class of its stock had or is to have a material interest.

During the period beginning January 1, 2014 to the year ended December 31, 2016, the Chief Executive Officer and the Chief Financial Officer made loans to the Company in the amount of $4,033 and $12,698, respectively. During the year ended December 31, 2016, the Company repaid the total amount of the loans.

During the period beginning January 1, 2017 to the year ended December 31, 2017, the Chief Financial Officer of the Company made loans to the Company in the amount of $5,214. The Company repaid the majority of the loan. The amount due to the Chief Financial Officer on December 31, 2017 is $388.

Since 2009 the Chief Executive Officer and Chief Financial Officer have deferred a portion or their complete salary until the Company’s financial condition improves. As of December 31, 2016, the deferred salaries due to the Executive Officers totals $3,738,661.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Heaton & Company, LLC, for the fiscal years 2017 and 2016, respectively.

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

DOMINION MINERALS CORP.

Dated: July 16, 2018	By:	/s/ Pinchas Althaus
Pinchas Althaus Chief Executive Officer

Dated: July 16, 2018	By:	/s/ Diego E. Roca
Diego E. Roca Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 16, 2018	By:	/s/ Pinchas Althaus
Pinchas Althaus Director

Dated: July 16, 2018	By:	/s/ Diego E. Roca
Diego E. Roca Director

Dated: July 16, 2018	By:	/s/ Chaim Lebovits
Chaim Lebovits Director

Dated: July 16, 2018	By:	/s/ Chaim Schiff
Chaim Schiff Director