Form 10-Q
period 2018-06-30
DOMINION MINERALS CORP
filed 2018-08-27
CIK 1402747

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Dominion Minerals Corp. and Subsidiaries

Consolidated Balance Sheet

	June 30,	December 31,
	2018	2017
	(Unaudited)

Assets

Cash and cash equivalents	$—	$1,988

Total assets	$—	$1,988

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued liabilities	$77,353	$70,335
Convertible notes payable	2,482,293	2,458,826
Loans from officers	—	388
Compensation due to officers	4,513,795	4,247,603
Contingency payable	155,000	135,000
Total current liabilities	$7,228,441	$6,912,152

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, Voting Series I, $0.0001 par value; 5,000,000 shares authorized; 200 shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized, 101,453,678 issued and outstanding as of June 30, 2018 and December 31, 2017	10,146	10,146
Additional paid-in capital	35,998,253	35,998,253
Accumulated deficit	(43,236,840)	(42,918,563)
Total shareholders’ equity	(7,228,441)	(6,910,164)

Total liabilities and shareholders’ equity	$—	$1,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consolidated Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—

Gross profit	—	—	—	—

Professional fees	—		—
Officer compensation	143,750	143,750	287,500	287,500
General and administrative expenses	5,785	2,938	7,310	4,477

Loss from operations	(149,535)	(146,688)	(294,810)	(291,977)

Other (expense) income
Non-operating (expense) income, net	—	—	—	—
Interest expense, net	(11,591)	(11,590)	(23,467)	(23,181)
Total other expense, net	(11,591)	(11,590)	(23,467)	(23,181)

Loss before provision for income taxes	(161,126)	(158,278)	(318,277)	(315,158)

Provision for income taxes	—	—	—	—

Net loss	(161,126)	(158,278)	(318,277)	(315,158)

Loss per share
Basic and diluted loss per share	$—	$—	—	—

Basic and diluted weighted average number of common shares	101,453,678	101,453,678	101,453,678	101,453,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Consololidated Statements of Cash Flows

	For the six months ended June 30,	For the six months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(318,277)	$(315,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest	23,467	23,181
Changes in operating assets and liabilities:
Accrued liabilities	7,018	(3,374)
Compensation due to officers	266,192	241,602
Net cash used in operating activities	(21,600)	(53,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers	—	1,124
Repayments of officer loans	(388)	—
Proceeds received from Litigation Funding Contingency	20,000	52,625
Net cash provided by financing activities	19,612	53,749

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,988)	—

CASH AND CASH EQUIVALENTS, beginning of the period	1,988	—

CASH AND CASH EQUIVALENTS, end of period	—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dominion Minerals Corp. and Subsidiaries

Notes to Financial Statements

June 30, 2018

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

b.	Basis of presentation – The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of June 30, 2018 and December 31, 2017, the consolidated results of its operations for the three months ended June 30, 2018 and 2017 and its consolidated cash flows for the three months ended June 30, 2018 and 2017. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

c.	Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the fair value of various accruals. Actual results could differ from those estimates.

d.	Cash and cash equivalents – For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with original maturities of three months or less. The Company has a cash balance of $0 and $1,988 as of June 30, 2018 and December 31, 2017, respectively, which is included in cash and cash equivalents.

e.	Concentration of risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains cash deposits in financial institutions that do not exceed the amounts insured by the U.S. government. As of June 30, 2018 and December 31, 2017, the Company’s bank balances did not exceed government-insured limits.

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

Dominion Minerals Corp. and Subsidiaries

 Notes to Financial Statements

June 30, 2018

f.	Net loss per share – In accordance with ASC 260, Earnings Per Share, basic earnings/loss per common share (“EPS”) is computed by dividing net earnings/loss for the period by the weighted average number of common shares outstanding during the period. Under ASC 260, diluted earnings/loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and dilutive. The total amount of additional shares that would be added on a fully diluted basis at June 30, 2018 and 2017 is 45,201,990 shares of the Company’s common stock.

g.	Income Taxes – The Company provides for income taxes under ASC 740 Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying afmounts and the tax bases of assets and liabilities using the enacted income tax rate expected to apply to taxable income in the period in which the deferred tax assets or liabilities are expected to be settled or realized. ASC 740 requires that a valuation allowance be established if necessary, to reduce the deferred tax assets to the amount that management believes is more likely than not to be realized. The provision for federal income tax differs from that computed amount by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible meals and entertainment.

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

June 30, 2018

i.	Recently Issued Accounting Pronouncements – The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Going Concern

The Company has had no revenues or cash flows from operations. The Company has an accumulated deficit of $43,236,840 and $42,918,563 as of June 30, 2018 and December 31, 2017, respectively, and has insufficient sources of cash to execute its business plan, raising substantial doubt about its ability to continue as a going concern. In response to these conditions, management is continuing to seek both debt and equity financing from various sources, although there are no guarantees that they will be successful in their endeavors. No adjustment has been made to the accompanying consolidated financial statements as a result of this uncertainty.

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

On May 3, 2010, the Ministry of Commerce and Industry of the Republic of Panama declared the Company’s Mineral Concession as a Mining Reserve by posting a Resolution in the Gaceta Oficial of Panama. Pursuant to the Resolution, no further exploration activities are to be performed on the concession site. The Company has disputed the declaration and Resolution by MICI and has commenced legal action against the Republic of Panama. Accordingly, the Company notified the Note Holder of such events and how it relates to their inability to perform pursuant to the terms of the Concession Agreement and subsequently the terms of the Note, to support its claim of a force majeure and its inability to repay the Note. To date, because of the Company’s inability to resume exploration activities on the Mineral Concession, the Company has been unable to repay the Note and the Note Holder has not converted the Note. The Company incurred interest expense in the amounts of $22,806 as of June 30, 2018 and June 30, 2017. As of June 30, 2018 and December 31, 2017, the total amount due for the Convertible Note payable is $2,391,585 and $2,368,775, respectively.

Dominion Minerals Corp. and Subsidiaries

Notes to Financial Statements

June 30, 2018

b.	On July 1, 2013, the Company executed 4 Convertible Promissory Notes (“Convertible Promissory Notes”) in the aggregate amount of $75,000. The Convertible Promissory Notes were payable in 1 year, bearing interest at a rate of 1% annum for the term of the note. On November 1, 2014, the Company and each Note Holder entered into an agreement known as Amendment to Convertible Promissory Note to extend the maturity date of the Notes to the earlier of December 31, 2016 or the date of any award granted to the Company in the litigation action between the Company and the Republic of Panama. On December 26, 2017, the Company and each Note Holder entered into an agreement known as Amendment Number 2 to Convertible Promissory Note to extend the maturity date of the Notes to the earlier of December 31, 2018 or the date of any award granted to the Company in the litigation action between the Company and the Republic of Panama. The Holders of the Convertible Promissory Notes may convert the principal amount for shares of the Company’s common stock equal to the aggregate of 7.5% of the total issued and outstanding shares of the Company’s common stock. The Company incurred interest expense in the amounts of $188 for the three months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, the total amounts due for the Convertible Promissory Notes is $78,750 and $78,375, respectively.

4.	Contingent Liability

On June 18, 2015, the Company entered into a Litigation Funding Agreement (“LFA”) with Therium Capital Management Limited (“Therium”), to fund its litigation against the Republic of Panama. The terms of the LFA allow for funding of up to $8,000,000 of the Company’s litigation costs and require repayment of 2.5 times of the amount funded to the Company for such legal costs. The Company will be required to share a percentage of any amount awarded to the Company with Therium. In addition to the litigation costs funded, Therium has directly funded the Company certain operating expenses necessary for the Company to meet its listing requirements. Such expenses included auditor, legal and transfer agent expenses, which shall be repaid under the same terms as the litigation costs funded by Therium. The Company has recorded such advances as a Contingent Liability. As of June 30, 2018 and December 31, 2017, Therium advanced the Company a total of $155,000 and $135,000, respectively, for operating expenses which the Company recorded as a Contingent Liability. The Company will only be required to repay such expenses in the event of an award to the Company.

5.	Shareholders’ equity

The Company is authorized to issue 705,000,000 shares: 700,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2018 and December 31, 2017, the Company has 101,453,678 shares of common stock outstanding and 200 shares of Series A preferred stock outstanding.

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

 June 30, 2018

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2018 and June 30, 2017 are as follows:

	June 30, 2018	June 30, 2017
Net operating loss	$318,277	$315,158
Adjustment for unpaid accrued salaries	(266,192)	(241,602)
Adjusted net operating loss	52,085	73,556
Effective income tax rate	40%	40%
Total deferred tax assets	20,834	29,422
Less: valuation allowance	(20,834)	(29,422)
Total deferred tax assets	—	$—

The Company’s deferred tax assets as of June 30, 2018 and December 31, 2017 of $17,294,736 and $17,167,425, respectively, was fully offset by a valuation allowance, resulting in net deferred tax assets of $0 because of the uncertainty of the Company’s ability to utilize the net operating loss carry-forward against future earnings.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended June 30, 2018 and June 30, 2017 is as follows:

	2018	2017
Federal income tax rate	34%	34%
State tax, net of federal benefit	6%	6%
Increase in valuation allowance	(40)%	(40)%
Effective income tax rate	—%	—%

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

June 30, 2018

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

Results of Operations for the three months ended June 30, 2018 and 2017

The following gives a summary of the most recent Statement of Operations data of Dominion Minerals Corp. for the three months ended June 30, 2018 and 2017.

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017
Statement of Operations

Revenue	$—	$—
Net Loss	(161,126)	(158,278)
Net Loss Per Share	$(0.00)	$(0.00)

Revenue and Gross Profit

During the three months ended June 30, 2018 and 2017 the Company had no revenue, no costs affiliated with earning revenue aand gross profit for the three months ended June 30, 2018 and 2017 was $0.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and 2017 consisted primarily of compensation to officers of $143,750 and general and administrative expenses of $5,785 and $2,938, respectively.   General & administrative expenses consisted of travel, transfer agent, office, telephone, internet and supplies expense to support the day to day operations.

Loss from Operations

Loss from operations for the three months ended June 30, 2018 and 2017 was $149,535 and $146,688, respectively. The losses for the three months ended June 30, 2018 and 2017 were primarily attributable to the officer compensation and general and administrative expenses described above of $149,535 and $146,688, respectively.

Net Loss

Net loss from operations for the three months ended June 30, 2018 and 2017 was $161,126 and $158,278, respectively. The net losses were primarily attributable to the loss from operations and interest expense for the Convertible Promissory Notes entered into by the Company and various investors. Inflation did not have a material impact on the Company’s operations for the period. Management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Results of Operations for the six months ended June 30, 2018 and 2017

The following gives a summary of the most recent Statement of Operations data of Dominion Minerals Corp. for the six months ended June 30, 2018 and 2017.

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Statement of Operations

Revenue	$—	$—
Net Loss	(318,277)	(315,158)
Net Loss Per Share	$(0.00)	$(0.00)

Revenue and Gross Profit

During the six months ended June 30, 2018 and 2017 the Company had no revenue, no costs affiliated with earning revenue aand gross profit for the six months ended June 30, 2018 and 2017 was $0.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 and 2017 consisted primarily of compensation to officers of $287,500 and general and administrative expenses of $7,310 and $4,477, respectively.   General & administrative expenses consisted of travel, transfer agent, office, telephone, internet and supplies expense to support the day to day operations.

Loss from Operations

Loss from operations for the six months ended June 30, 2018 and 2017 was $294,810 and $291,977, respectively. The losses for the six months ended June 30, 2018 and 2017 were primarily attributable to the officer compensation and general and administrative expenses described above of $294,810 and $291,977, respectively.

Net Loss

Net loss from operations for the six months ended June 30, 2018 and 2017 was $318,277 and $315,158, respectively. The net losses were primarily attributable to the loss from operations and interest expense for the Convertible Promissory Notes entered into by the Company and various investors. Inflation did not have a material impact on the Company’s operations for the period. Management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2018 and December 31, 2017, we had a working capital deficit of $7,228,441 and $6,910,164, respectively.  Our current liabilities as of June 30, 2018 and December 31, 2017 of $7,228,441 and $6,912,152, respectively, exceeded our current assets as of June 30, 2018 and December 31, 2017 of $0 and $1,988, respectively.  We had an accumulated deficit of $43,236,840 and 42,918,563 on June 30, 2018 and December 31, 2017, respectively.

We had a cash balance of $0 and $1,988 on June 30, 2018 and December 31, 2017, respectively.  Net cash used for operating activities for the six months ended June 30, 2018 and 2017 was $21,600 and $53,749, respectively. The net loss for the six months ended June 30, 2018 and 2017 was $318,277 and $315,158, respectively. Cash used in operating activities was for general and administrative expenses.

Net cash provided by all financing activities for the three months ended June 30, 2018 and 2017 was $19,612 and $53,749, respectively. This consisted of $20,000 and $52,625 for the six months ended June 30, 2018 and 2017, respectively, in proceeds from the litigation funding company recorded as a contingent liability.  For the six months ended June 30, 2018 and 2017, we had net cash flows of ($1,988) and $0, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2018.

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

DOMINION MINERALS CORP.

Dated: August 27, 2018	/s/ Diego E. Roca
By: Diego E. Roca
Title: Chief Financial Officer